Form 10-Q
period 1995-03-31
MILTOPE GROUP INC
filed 1995-05-15
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


               For the Quarter
             Ended March 31, 1995       Commission File Number 0-13433
             --------------------

                                  MILTOPE GROUP INC.
          ----------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)



                    Delaware                              11-2693062
          -------------------------------           ----------------------
           (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)            Identification No.)


             500 Richardson Road South
                    Hope Hull, AL                           36043
          ------------------------------            ----------------------
              (Address of principal                      (Zip Code)
               executive offices)


          Registrant's telephone number, including area code (334) 284-8665
                                                             --------------

                                    Not Applicable
          -----------------------------------------------------------------
            Former name, former address and former fiscal year, if changed since last report


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No
                  -------             -------

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 5, 1994: 5,834,148 shares of Common Stock, $.01 par value.

                            PART I - FINANCIAL INFORMATION

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                             DECEMBER 31,     MARCH 31,
                                             ------------     ---------
          ASSETS                                1994            1995
          ------                                ----            ----
                                                            (unaudited)
          CURRENT ASSETS:
            Cash                             $   811,000    $   534,000
            Accounts receivable               14,623,000     12,739,000
            Inventories                       19,414,000     18,198,000
            Income tax receivable              2,524,000      2,533,000
            Advances and other                   328,000        283,000
                                             -----------    -----------
              Total current assets            37,700,000     34,287,000
                                             -----------    -----------
          PROPERTY AND EQUIPMENT - at cost:
            Machinery and equipment            7,847,000      7,197,000
            Furniture and fixtures             1,438,000      1,468,000
            Land, building and
              improvements                     7,105,000      6,896,000
                                             -----------    -----------
              Total property and
                equipment                     16,390,000     15,561,000
            Less accumulated depreciation      4,400,000      4,234,000
                                             -----------    -----------
              Property and equipment
                - net                         11,990,000     11,327,000
                                             -----------    -----------
          OTHER ASSETS                         3,472,000      4,602,000
                                             -----------    -----------
          TOTAL                              $53,162,000    $50,216,000
                                             ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          CURRENT LIABILITIES:
            Accounts payable                 $13,950,000    $11,379,000
            Current maturities of
              long-term debt                     230,000        230,000
            Accrued expenses                   3,815,000      2,855,000
                                             -----------    -----------
              Total current liabilities       17,995,000     14,464,000

          LONG-TERM LIABILITIES               17,937,000     19,954,000
                                             -----------    -----------
              Total liabilities               35,932,000     34,418,000
                                             -----------    -----------
          STOCKHOLDERS' EQUITY:
          Common stock                            68,000         68,000
          Capital in excess of par value      20,154,000     20,154,000
          Retained earnings                   10,597,000      9,264,000
          Net unrealized appreciation on
            investment available for sale,
            net of deferred income tax
            liability of $386,000 and
            $328,000 respectively                657,000        558,000
                                             -----------    -----------
                                              31,476,000     30,044,000

          Less treasury stock                 14,246,000     14,246,000
                                             -----------    -----------
              Total stockholders' equity      17,230,000     15,798,000
                                             -----------    -----------
          TOTAL                              $53,162,000    $50,216,000
                                             ===========    ===========

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                             Thirteen Weeks Ended March 31,
                                             ------------------------------
                                                1994            1995
                                             -----------    -----------

          NET SALES                          $20,089,000    $16,199,000

          COSTS AND EXPENSES:
          Cost of sales                       15,043,000     13,653,000
          Selling, general and
            administrative                     2,578,000      2,424,000
          Engineering, research and
            development                        1,155,000      1,042,000
          Relocation and restructuring
            charge                             8,300,000          -
                                             -----------    -----------
            Total                             27,076,000     17,119,000
                                             -----------    -----------
          LOSS FROM OPERATIONS                (6,987,000)      (920,000)
          INTEREST EXPENSE -  net                318,000        412,000
                                             -----------    -----------
          LOSS BEFORE INCOME TAXES            (7,305,000)    (1,332,000)
          INCOME TAX BENEFIT                  (2,191,000)         -
                                             -----------    -----------
          NET  LOSS                          $(5,114,000)   $(1,332,000)
                                             ===========    ===========
          LOSS PER COMMON SHARE                   $(0.88)        $(0.23)
                                                  ======         ======
          Weighted average number of shares:   5,834,000      5,834,000

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1994 AND 1995
                                     (unaudited)


                                                1994            1995
                                             ----------     -----------
          CASH FLOWS FROM OPERATING
          ACTIVITIES:
            Net loss                         $(5,114,000)   $(1,332,000)
            Adjustments to reconcile
            net loss to net cash
            provided by (used in)
            operating activities:
               Depreciation and amortization     351,000        408,000
               Deferred income taxes             (90,000)         -
               Provision for slow-moving
                 and obsolete inventories        120,000        200,000
               Provision for doubtful accounts
                 receivable                       30,000         19,000
               Change in operating assets
                 and liabilities:
                 Accounts receivable           3,540,000      1,866,000
                 Inventories                  (1,155,000)     1,016,000
                 Advances and other             (434,000)        45,000
                 Other assets                      -           (264,000)
                 Accounts payable and
                   accrued expenses            6,412,000     (3,095,000)
                 Income taxes receivable      (1,566,000)        (9,000)
                 Asset available for sale       (349,000)         -
                                             -----------    -----------
               Cash provided by (used in)
                 operating activities          1,745,000     (1,146,000)
                                             -----------    ------------
          CASH FLOWS FROM INVESTING
          ACTIVITIES:
             Purchase of property and
               equipment                        (520,000)      (126,000)
             Investment restricted for
               capital expenditures                -         (1,091,000)
             Proceeds from sale of
               property and equipment              -             11,000
                                             -----------    -----------
               Cash used in investing
                 activities                     (520,000)    (1,206,000)
                                             -----------    -----------
          CASH FLOWS FROM FINANCING
          ACTIVITIES:
             Proceeds from long-term debt          -          6,100,000
             Payments of revolving credit
               loan-net                       (1,400,000       (650,000)
             Payments of other long-term
               debt                                -         (3,375,000)
                                             -----------    -----------
               Cash provided by (used in)
                 financing activities         (1,400,000)     2,075,000
                                             -----------    -----------

          NET DECREASE IN CASH                  (175,000)     (277,000)
          CASH, BEGINNING OF PERIOD              434,000       811,000
                                             -----------    ----------
          CASH, END OF PERIOD                $   259,000    $  534,000
                                             ===========    ==========
          SUPPLEMENTAL DISCLOSURE:
            Payments made (refunds received):
             Income taxes                    $  (543,000)   $    9,000
                                             -----------    ----------
             Interest                        $   307,000    $  491,000
                                             ===========    ==========

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


          1. Financial Statements - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of December 31, 1994 and March 31, 1995 and the results of operations and cash flows for the thirteen weeks ended March 31, 1994 and 1995.

          The results for the thirteen weeks ended March 31, 1994 and 1995 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          2.   Inventories - Net

          Inventories consist of the following:


                                        December 31, 1994   March 31, 1995
                                        -----------------   --------------

          Purchased parts and
             subassemblies              $  3,268,000        $  3,055,000
          Work-in-process                 13,769,000          12,635,000
          Inventoried costs related
             to long-term contracts
             and programs, net of
             amounts attributed to
             revenues recognized
             to date                       2,687,000           2,818,000
                                        ------------        ------------
          Total                         $ 19,724,000        $ 18,508,000
          Less progress billings
             received                        310,000             310,000
                                        ------------        ------------
          Total                         $ 19,414,000        $ 18,198,000
                                        ============        ============


          3. Other Assets - The Company has an investment available for sale, with an original cost of $5,000, in M-Systems Flash Disk Pioneers, Ltd. ( M-Systems ), a company based in Israel. The Company is a major customer of M-Systems. The Company currently owns 252,864 shares of M-Systems stock. The Company also has an option, which expires September 10, 1995, to purchase an additional 153,242 shares of M-Systems stock at a price of $325,000. No value has been ascribed to the option at March 31, 1995. The fair market value of the Company s investment in M-Systems stock on March 31, 1995 is $885,000 and is included in other assets and as a separate component of stockholders equity (net of deferred income taxes) on the accompanying balance sheet.

          4. Relocation and Restructuring Charge - On March 4, 1994, the Company decided to relocate and restructure substantially all of the manufacturing, engineering and administrative functions located in Melville, New York to Alabama and Vermont. A pre-tax charge of $8.3 million was recorded during the first quarter of 1994 and an additional $.8 million was recorded in the fourth quarter of 1994, to cover the costs associated with the relocation and restructuring including severance and related human resource programs, employee relocation, transfer of assets to Alabama and Vermont and production inefficiencies.
          At March 31, 1995, $.5 million of these charges, representing certain relocation related costs, is included in accrued expenses on the accompanying balance sheet and is expected to be paid during 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL
          -------

               The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks ended March 31, 1995 and March 31, 1994.


          RESULTS OF OPERATIONS
          ---------------------

               Net sales for the thirteen week period ended March 31, 1995 (first quarter) were $16.2 million compared to first quarter 1994
          net sales of $20.1 million.   The loss from operations in the
          first quarter of 1995 was $.9 million compared to a loss from operations of $7 million in the same period in 1994. The 1994 first quarter loss from operations was impacted by a relocation and restructuring charge in the amount of $8.3 million. The charge reflected the cost associated with the relocation and restructuring of substantially all of the manufacturing, engineering and administrative functions from Melville, New York to Alabama and Vermont.

               Sales levels and operating performance in the first quarter of 1995 reflect the impact of the relocation difficulties originally encountered in 1994. Factors contributing to these difficulties included system changes involving the planning, ordering and distribution of material to the factory, system changes for producing, controlling and releasing engineering drawings for production and manufacturing processes that proved difficult for new production personnel in a new location. The 1995 first quarter sales levels and operating results were in line with the Company s operating plan.

               The gross margin percentage for the first quarter of 1995 was 15.7% compared to 25.1% for the same period in 1994. The decline in gross margin was primarily due to the operational impact of the relocation transition and the effect of fixed operating expenses on lower sales volume.

               Selling, general and administrative expenses of $2.4 million for the first quarter of 1995 decreased by 6% when compared to
          the first quarter of 1994.   Selling, general and administrative
          expenses as a percent of sales were 15% in the first quarter of 1995 compared to 12.8% in 1994. The increase in 1995 as a percent of sales principally reflects the lower sales volume when compared to the prior year.

               Company sponsored engineering, research and development expenses for the first quarter of 1995 were $1.0 million compared to $1.2 million for the same period in 1994. The decrease primarily relates to the cost benefits of the relocation.

               Interest expense, net of interest income, was $.4 million in the first quarter of 1995 compared to $.3 million in 1994. The increase reflects increased debt and higher interest rates over prior year levels.

               The net loss for the first quarter of 1995 was $1.3 million or $.23 per share compared to $5.1 million or $.88 per share in the same period of 1994. The 1994 net loss was impacted by a charge for relocation and restructuring expenses. Excluding the relocation and restructuring charge, net income and earnings per share would have been $.6 million and $.11, respectively, for the quarter ended March 31, 1994.

               No tax benefit has been recognized on the net operating losses in the 1995 first quarter. A net deferred tax asset could be recognized in future periods if the probability of realization increases.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Working capital approximated $19.8 million at March 31, 1995 compared to $19.7 million at December 31, 1994.

               In February 1995, the Company amended its revolving credit facility to an amount not to exceed $19 million. As of March
          31, 1995, the Company had approximately $6.3 million available under such facility. The revolving credit facility balance was $12.7 million at March 31, 1995 compared to $13.3 million at December 31, 1994. The revolving credit facility is scheduled to mature on May 31, 1996 at which time the outstanding amount would be converted into a term loan, payable in twelve (12) equal quarterly installments. However, the bank may extend the revolving credit facility for successive one (1) year periods based upon a review of the Company's financial position. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

          PART II - OTHER INFORMATION
          ---------------------------


          Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    --------

                    27. Financial Data Schedule

               (b)  Reports on Form 8-K
                    -------------------

                    None

                                      SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MILTOPE GROUP INC.



                                             By:  /s/ Randolph J. Straka
                                                  ----------------------
                                                  Randolph J. Straka,
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)


          Dated: May 12, 1995