Form 10-Q
period 1995-07-01
MILTOPE GROUP INC
filed 1995-08-14
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


        For the Quarter
     Ended July 1, 1995                 Commission File Number 0-13433
     ------------------

                                  MILTOPE GROUP INC.
     ---------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)



                 Delaware                         11-2693062
     ---------------------------------     -------------------------
        (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)           Identification No.)


     500 Richardson Road South
                Hope Hull, AL                             36043
     -----------------------------------        ------------------------
         (Address of principal                        (Zip Code)
          executive offices)


          Registrant's telephone number, including area code (334) 284-8665
                                                             --------------

                                    Not Applicable
     ---------------------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X             No
             --------           --------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at August 10, 1995: 5,867,148 shares of Common Stock, $.01 par value.

                            PART I - FINANCIAL INFORMATION

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31,       JULY 1,
                                                  ------------       -------
     ASSETS                                          1994             1995
     ------                                          ----             ----
                                                                   (unaudited)
                                                                    ---------
     CURRENT ASSETS:
         Cash                                     $   811,000      $   397,000
       Accounts receivable                         14,623,000       13,396,000
       Inventories                                 19,414,000       19,907,000
       Income tax receivable                        2,524,000           -
       Advances and other                             328,000          395,000
                                                  -----------      -----------
         Total current assets                      37,700,000       34,095,000
                                                  -----------      -----------
     PROPERTY AND EQUIPMENT - at cost:
       Machinery and equipment                      7,847,000        7,328,000
       Furniture and fixtures                       1,438,000        1,488,000
       Land, building and improvements              7,105,000        7,063,000
                                                  -----------      -----------
         Total property and equipment              16,390,000       15,879,000
       Less accumulated depreciation                4,400,000        4,576,000
                                                  -----------      -----------
         Property and equipment - net              11,990,000       11,303,000
                                                  -----------      -----------
     OTHER ASSETS                                   3,472,000        4,666,000
                                                  -----------      -----------
     TOTAL                                        $53,162,000      $50,064,000
                                                  ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES:
       Accounts payable                           $13,950,000      $11,150,000
       Current maturities of long-term debt           230,000          230,000
       Accrued expenses                             3,815,000        3,086,000
                                                  -----------      -----------
         Total current liabilities                 17,995,000       14,466,000
     LONG-TERM LIABILITIES                         17,937,000       19,355,000
                                                  -----------      -----------
         Total liabilities                         35,932,000       33,821,000
                                                  -----------      -----------

     STOCKHOLDERS' EQUITY:
     Common stock                                      68,000           68,000
     Capital in excess of par value                20,154,000       20,187,000
     Retained earnings                             10,597,000        9,458,000
     Net unrealized appreciation on
       investment available for sale,
       net of deferred income tax
       liability of $386,000 and
       $456,000 respectively                          657,000          776,000
                                                  -----------      -----------

                                                   31,476,000       30,489,000
     Less treasury stock                           14,246,000       14,246,000
       Total stockholders' equity                  17,230,000       16,243,000
                                                  -----------      -----------
     TOTAL                                        $53,162,000      $50,064,000
                                                  ===========      ===========

                         MILTOPE GROUP INC. AND SUBSIDIARIES

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                      Six Months Ended
                                               ------------------------------
                                                  July 2,          July 1,
                                                   1994             1995
                                               -----------      -------------

     NET SALES                                 $38,892,000       $37,262,000
                                               -----------       -----------
     COSTS AND EXPENSES:
       Cost of sales                            28,933,000        30,054,000
       Selling, general and administrative       4,676,000         5,308,000
       Engineering, research and development     2,527,000         2,293,000
       Relocation and restructuring charge       8,300,000               -
                                               -----------       -----------
         Total                                  44,436,000        37,655,000
                                               -----------       -----------
     LOSS FROM OPERATIONS                       (5,544,000)         (393,000)
     INTEREST EXPENSE -  net                       626,000           746,000
                                               -----------       -----------
     LOSS BEFORE INCOME TAXES                   (6,170,000)       (1,139,000)
     INCOME TAX BENEFIT                         (1,851,000)              -
                                               -----------       -----------
     NET LOSS                                  $(4,319,000)      $(1,139,000)
     LOSS PER COMMON SHARE                     $      (.74)      $      (.20)
                                               ===========       ===========
     Weighted average number of shares:          5,834,000         5,839,000

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         MILTOPE GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                      Three Months Ended
                                               ------------------------------
                                                  July 2,           July 1,
                                                   1994              1995
                                               -----------       ------------

     NET SALES                                 $18,803,000       $21,063,000
                                               -----------       -----------
     COSTS AND EXPENSES:
       Cost of sales                            13,890,000        16,401,000
       Selling, general and administrative       2,098,000         2,884,000
       Engineering, research and development     1,372,000         1,251,000
                                               -----------       -----------
         Total                                  17,360,000        20,536,000
                                               -----------       -----------
     INCOME FROM OPERATIONS                      1,443,000           527,000
     INTEREST EXPENSE - net                        308,000           334,000
                                               -----------       -----------
     INCOME BEFORE INCOME TAXES                  1,135,000           193,000
     INCOME TAX PROVISION                          340,000               -
                                               -----------       -----------
     NET INCOME                                $   795,000       $   193,000
                                               ===========       ===========
     EARNINGS PER COMMON SHARE                 $       .14       $       .03
                                               ===========       ===========
     Weighted average number of shares:          5,834,000         5,843,000

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         MILTOPE GROUP INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 2, 1994 AND JULY 1, 1995
                                     (unaudited)

                                                      July 2,          July 1,
                                                       1994             1995
                                                  ------------     -------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss
       Adjustments to reconcile net loss to
          net cash provided by (used in)
          operating activities:                   $ (4,319,000)    $ (1,139,000)
         Depreciation and amortization                 594,000          815,000
         Deferred income taxes                        (110,000)          70,000
         Provision for slow-moving and obsolete
           inventories                                 240,000          400,000
         Provision for doubtful accounts
           receivable                                 (108,000)          32,000
       Gain on sale of assets                         (382,000)            -
         Change in operating assets and
            liabilities:
           Accounts receivable                       5,943,000        1,195,000
           Inventories                              (1,148,000)        (893,000)
           Income taxes receivable                  (1,121,000)       2,524,000
           Advances and other                         (495,000)         (67,000)
           Other assets                                 18,000         (351,000)
           Accounts payable and accrued expenses     1,934,000       (3,093,000)
           Asset available for sale                   (352,000)             -
                                                  ------------     ------------
         Cash provided by (used in) operating
           activities                                  694,000         (507,000)
                                                  ------------     ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment restricted for capital
         expenditures                                    -             (857,000)
       Proceeds from sale of property and
         equipment                                     430,000           11,000
       Purchases of property and equipment            (567,000)        (442,000)
     Cash used in investing activities                (137,000)      (1,288,000)
                                                  ------------     ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       (Payments) borrowings of revolving
         credit loan-net                             5,735,000       (1,377,000)
       Payments of other long-term debt                 -            (3,375,000)
       Proceeds from long-term debt                     -             6,100,000
       Exercise of stock options                        -                33,000
                                                  ------------     ------------
     Cash provided by financing activities           5,735,000        1,381,000
                                                  ------------     ------------
     NET INCREASE (DECREASE) IN CASH                 6,292,000         (414,000)
     CASH, BEGINNING OF PERIOD                         434,000          811,000
                                                  ------------     ------------
     CASH, END OF PERIOD                          $  6,726,000     $    397,000
                                                  ============     ============
     SUPPLEMENTAL DISCLOSURE:
       Payments made (refunds received):          ============     ============
         Income taxes                             $  (424,000)     $ (2,533,000)
                                                  ============     ============
         Interest                                 $   636,000      $    805,000
                                                  ============     ============

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



     1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of July 1, 1995 and December 31, 1994 and the results of operations and cash flows for the six months and three months ended July 2, 1994 and July 1,1995.

     The results for the six months ended July 2, 1994 and July 1,1995 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     2.  INVENTORIES - NET

     Inventories consist of the following:


                                       December 31, 1994      July 1, 1995
                                       -----------------      ------------

     Purchased parts and
       subassemblies                    $ 3,268,000           $ 3,142,000
     Work-in-process                     13,769,000            16,307,000
     Inventoried costs related to
       long-term contracts and
       programs, net of amounts
       attributed to revenues
       recognized to date                 2,687,000               768,000
                                        -----------           -----------
     Total                               19,724,000            20,217,000
     Less progress billings received        310,000               310,000
                                        -----------           -----------
     Total                              $19,414,000           $19,907,000
                                        ===========           ===========

     3. OTHER ASSETS - The Company has an investment available for sale, with an original cost of $5,000, in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company is a major customer of M-Systems. The Company currently owns 252,864 shares of M-Systems stock. The Company also has an option, which expires September 10, 1995, to purchase an additional 153,242 shares of M-Systems stock at a price of $325,000. No value has been ascribed to the option at July 1, 1995. The fair market value of the Company s investment in M-Systems stock on July 1, 1995 is $1,233,000 and is included in other assets and as a separate component of stockholders equity (net of deferred income taxes) on the accompanying balance sheet.

     4. RELOCATION AND RESTRUCTURING CHARGE - On March 4, 1994, the Company decided to relocate and restructure substantially all of the manufacturing, engineering and administrative functions located in Melville, New York to Alabama and Vermont. A pre-tax charge of $8.3 million was recorded during the first quarter of 1994 and an additional $.8 million was recorded in the fourth quarter of 1994, to cover the costs associated with the relocation and restructuring including severance and related human resource programs, employee relocation, transfer of assets to Alabama and Vermont and production inefficiencies. At July 1, 1995, $.2 million of these charges, representing certain relocation related costs, is included in accrued expenses on the accompanying balance sheet and is expected to be paid during 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL
     -------

          The following discussion and analysis presents certain factors affecting the Company s results of operations for three months and six months ended July 1, 1995, as compared to three months and six months ended July 2, 1994. The Company has instituted a new interim reporting period that encompasses a full 13-week quarter. The fiscal year end will remain December 31. There is no material effect on financial results from the prior year due to this change.

     RESULTS OF OPERATIONS
     ---------------------

     Three months ended July 1, 1995 compared to three months ended July 2,
     ----------------------------------------------------------------------
     1994.
     ----

          Net sales for the three months ended July 1, 1995 (second quarter) were $21.1 million compared to 1994 second quarter net sales of $18.8 million. The increase in sales was the result of higher volume in the US Army s ATCCS/CHS Program.

          The gross margin percentage for the second quarter of 1995 was 22.1% as compared with 26.1% for the same period in 1994. The lower gross margin performance was attributable to the operational impact of the relocation transition to Montgomery, Alabama.

          Selling, general and administrative expenses for the second quarter of 1995 increased approximately $.8 million from the second quarter of 1994, to approximately $2.9 million. The increase includes $.3 million of certain costs associated with the planned relocation of the Business Products segment to Alabama.

          Net earnings for the second quarter of 1995 as compared with the same period of 1994 decreased $.6 million to $.2 million. Earnings per share were $.03 compared to $.14 for the prior period based on a weighted average of 5.8 million shares of the Company s Common Stock outstanding.


     Six months ended July 1, 1995 compared to six months ended July 2, 1994
     -----------------------------------------------------------------------

          Net Sales for the six months ended July 1, 1995 were $37.3 million compared to $38.9 million for the same period of 1994. The decrease in sales was the result of a reduction in military products sales partially offset by an increase in sales of rugged products.

          Loss from operations for the first six months of 1995 totaled $.4 million as compared to $5.5 million in 1994 reflecting the first quarter of 1994 charge for relocation and restructuring expenses of $8.3 million.

          The gross margin percentage for the first six months of 1995 was 19.3% as compared with 25.6% for the same period of 1994. The lower gross margin performance was attributable to the operational impact of the relocation transition.

          Selling, general and administrative expenses for the first six months of 1995 increased 13% over the same period of 1994 to $5.3 million, reflecting, in part, the decision in the second quarter of 1995 to relocate the Business Products segment to Alabama.

          Company sponsored engineering, research and development expenses for the first six months of 1995 were $2.3 million compared to $2.5 million for the same period in 1994. Management believes than an annual expenditure level of between 5% and 7% of net sales for these expenses should adequately support the growth of the Company s business, maintain its competitiveness and allow for new product development.

          Interest expense, net of interest income, was $.7 million for the six months ended July 1, 1995 compared with $.6 million for the six months ended July 2, 1994.

          Net loss for the first six months of 1995 totaled $1.1 million, compared to $4.3 million in 1994. Loss per share was $.20 as compared with a loss of $.74 per share for the prior period based upon a weighted average of 5.8 million shares of the Company s Common Stock outstanding.

          No tax benefit has been recognized on the net operating losses in the first half of 1995. A net deferred tax asset could be recognized in future periods if the probability of realization increases.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          Working capital approximated $19.7 million at both July 1, 1995 and December 31, 1994.

          In February 1995, the Company amended its bank revolving credit facility to an amount not to exceed $19 million, subject to inventory and accounts receivable collateral base limitations. At July 1, 1995, the borrowing base under this arrangement totaled $15 million, of which approximately $3.1 million was available for borrowing at such date. Borrowings under the revolving credit facility totaled $11.9 million at July 1, 1995 compared to $13.3 million at December 31, 1994.

          The revolving credit facility is scheduled to mature on May 31, 1996 at which time the outstanding amount is convertible into a term loan, payable in twelve (12) equal quarterly installments, starting in August,
     1996.   However, the bank may extend the revolving credit facility for successive one (1) year periods based upon a review of the Company s financial position. The Company s accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

     PART II - OTHER INFORMATION
     ---------------------------

     Item 4 - Submission of Matters to a Vote of Security Holders

          The Company s Annual Meeting of Stockholders was held on June 5, 1995. At the Meeting, the stockholders of the Company elected directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The following table sets forth the results of the votes cast for directors at the Meeting:

          Director                      Votes For             Votes Withheld
          --------                      ---------             --------------

          Alvin E. Nashman              5,256,718             42,396
          Jan H. Stenbeck               5,256,218             42,896
          William Mustard               5,253,818             45,296
          Franklin Miller               5,253,818             45,296
          Richard Pandolfi              5,253,818             45,296
          J. Shelby Bryan               5,253,818             45,296
          William L. Dickinson          5,256,618             42,496

          In addition, the stockholders of the Company approved the 1995 Stock Option and Performance Award Plan of the Company, and 4,435,803 votes were cast in favor of the Plan and 266,671 votes were cast in opposition thereto.

     Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               27. Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               None

                                      SIGNATURES
                                      ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MILTOPE GROUP INC.


                                             /s/ George K. Webster
                                        By:__________________________________
                                           George K. Webster
                                           Acting President and CEO


     Dated:  August 10, 1995