Form 10-Q
period 1995-10-01
MILTOPE GROUP INC
filed 1995-11-15
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the Quarter
Ended October 1, 1995                            Commission File Number 0-13433
---------------------

                               MILTOPE GROUP INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                         11-2693062
--------------------------------                          --------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


 500 Richardson Road South
       Hope Hull, AL                                          36043
 --------------------------                                 ---------
    (Address of principal                                   (Zip Code)
     executive offices)


         Registrant's telephone number, including area code (334) 284-8665
                                                             -------------

                                   Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                                    No
            -----                                     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at October 1, 1995: 5,867,148 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                       MILTOPE GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                      DECEMBER 31,            OCTOBER 1,
------                                      ------------            ----------
                                                1994                    1995
                                                ----                    ----
                                                                    (Unaudited)
                                                                     ---------
CURRENT ASSETS:
     Cash                                $       811,000       $       210,000
     Accounts receivable                      14,623,000            14,560,000
     Inventories                              19,414,000            14,597,000
     Income tax receivable                     2,524,000                82,000
     Advances and other                          328,000               351,000
                                         ---------------       ---------------
        Total current assets                  37,700,000            29,800,000
                                         ---------------       ---------------
PROPERTY AND EQUIPMENT - at cost:
     Machinery and equipment                   7,847,000             7,397,000
     Furniture and fixtures                    1,438,000             1,510,000
     Land, building and improvements           7,105,000             7,030,000
                                         ---------------       ---------------
        Total property and equipment          16,390,000            15,937,000
     Less accumulated depreciation             4,400,000             4,970,000
                                         ---------------       ---------------

        Property and equipment - net          11,990,000            10,967,000
                                         ---------------       ---------------

OTHER ASSETS                                   3,472,000             3,667,000
                                         ---------------       ---------------

TOTAL                                    $    53,162,000       $    44,434,000
                                         ===============       ===============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------



CURRENT LIABILITIES:
     Accounts payable             $    13,950,000               $     5,072,000
     Current maturities of
      long-term debt                      230,000                       230,000
     Accrued expenses                   3,815,000                     3,103,000
                                  ---------------               ---------------
        Total current liabilities      17,995,000                     8,405,000
LONG-TERM LIABILITIES                  17,937,000                    19,460,000
                                  ---------------               ---------------
        Total liabilities              35,932,000                    27,865,000
STOCKHOLDERS' EQUITY:
Common stock                               68,000                        68,000
Capital in excess of par value         20,154,000                    20,253,000
Retained earnings                      10,597,000                    10,075,000
Net unrealized appreciation on
      investment available
      for sale, net of deferred
      income tax liability of
      $386,000 and $246,000
      respectively                        657,000                       419,000
                                  ---------------               ---------------
                                       31,476,000                    30,815,000
Less treasury stock                    14,246,000                    14,246,000
                                  ---------------               ---------------

        Total stockholder's
         equity                        17,230,000                    16,569,000
                                  ---------------               ---------------
TOTAL                             $    53,162,000               $    44,434,000
                                  ===============               ===============

 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Nine Months Ended
                                        ----------------------------------------
                                               October 2,      October 1,
                                                  1994            1995
                                               ----------      -----------



NET SALES                                      $59,978,000    $ 55,488,000
                                               -----------    ------------
COSTS AND EXPENSES:

 Cost of sales                                  45,170,000      44,668,000
 Selling, general and administrative             6,896,000       7,215,000
 Engineering, research and development           3,450,000       3,073,000
 Relocation and restructuring charge             8,300,000
                                                 ---------      -----------
  Total                                         63,816,000      54,956,000
                                                ----------      -----------
INCOME (LOSS) FROM OPERATIONS                   (3,838,000)        532,000

INTEREST EXPENSE -  net                            960,000       1,053,000
                                                -----------     -----------
LOSS BEFORE  INCOME TAXES                       (4,798,000)       (521,000)

INCOME TAX BENEFIT                              (1,439,000)
                                               ------------    ------------
NET  LOSS                                      $(3,359,000)    $  (521,000)

LOSS PER COMMON SHARE                                 (.58)    $      (.09)
                                               ============    ============
Weighted average number of shares:               5,834,000       5,841,000



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                  Three Months Ended
                                            --------------------------------
                                               October 2,       October 1,
                                                  1994            1995
                                               ----------       ----------

NET SALES                                $     21,085,000    $ 18,226,000
                                               ----------     -----------
COSTS AND EXPENSES:

     Cost of sales                             16,237,000      14,615,000

     Selling, general and administrative        2,219,000       1,906,000

     Engineering, research and development        923,000         780,000
                                            -------------     -----------

       Total                                   19,379,000      17,301,000
                                               ----------     -----------

INCOME FROM OPERATIONS                          1,706,000         925,000

INTEREST EXPENSE - net                            334,000         307,000
                                            -------------     -----------

INCOME BEFORE INCOME TAXES                      1,372,000         618,000

INCOME TAX PROVISION                              412,000               0
                                            -------------     -----------

NET INCOME                                  $     960,000     $   618,000
                                            =============     ===========

EARNINGS PER COMMON SHARE                   $        .16      $       .11
                                            ============      ===========

Weighted average number of shares:             5,834,000        5,840,000



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 2, 1994 AND OCTOBER 1, 1995
                                   (unaudited)

                                                                October 2,
                                                                   1994
                                                                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $ (3,359,000)
   Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                           943,000
          Deferred income taxes                                  (215,000)
          Provision for slow-moving and obsolete
            inventories                                           360,000
          Provision for doubtful accounts receivable              (74,000)
      (Gain) Loss on sale of assets                              (482,000)
          Change in operating assets and liabilities:
             Accounts receivable                                3,518,000
             Inventories                                       (2,085,000)
          Income taxes receivable                                (575,000)
             Advances and other                                  (412,000)
             Other assets                                        (796,000)
             Accounts payable and accrued expenses              1,359,000
             Asset available for sale                           5,332,000
                                                                ---------
         Cash provided by (used in) operating activities        3,514,000
                                                                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment restricted for capital expenditures
   Proceeds from sale of property and equipment                   430,000
   Proceeds from sale of securities
   Purchases of property and equipment                         (4,243,000)
                                                               -----------
Cash used in investing activities                              (3,813,000)
                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments) Borrowings of revolving credit loan-net
   Payments of other long term debt
   Proceeds from long term debt
   Exercise of stock options                                      123,000
                                                                ----------
  Cash provided by financing activities                           123,000
                                                                ----------
NET DECREASE IN CASH                                             (176,000)
CASH, BEGINNING OF PERIOD                                         434,000
                                                                ----------
CASH, END OF PERIOD                                             $ 258,000
                                                                =========
SUPPLEMENTAL DISCLOSURE:
     Payments made (refunds received):
      Income taxes                                             $ (653,343)
                                                               ===========
      Interest                                                 $  723,000
                                                               ===========


                                                               October 1,
                                                                  1995
                                                                 ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (521,000)
   Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                        1,133,000
          Deferred income taxes                                  (58,000)
          Provision for slow-moving and obsolete
            inventories                                          667,000
          Provision for doubtful accounts receivable              (4,000)
      (Gain) Loss on sale of assets                              395,000
          Change in operating assets and liabilities:
             Accounts receivable                                  67,000
             Inventories                                       4,151,000
          Income taxes receivable                              2,524,000
             Advances and other                                 (105,000)
             Other assets                                       (571,000)
             Accounts payable and accrued expenses            (9,923,000)
             Asset available for sale                           (238,000)
                                                              -----------
         Cash provided by (used in) operating activities      (2,483,000)
                                                              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment restricted for capital expenditures                375,000
   Proceeds from sale of property and equipment                   11,000
   Proceeds from sale of securities                              322,000
   Purchases of property and equipment                          (838,000)
                                                              -----------
Cash used in investing activities                               (130,000)
                                                              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments) Borrowings of revolving credit loan-net           (812,000)
   Payments of other long term debt                           (3,375,000)
   Proceeds from long term debt                                6,100,000
   Exercise of stock options                                      99,000
                                                            -------------
  Cash provided by financing activities                        2,012,000
                                                            -------------
NET DECREASE IN CASH                                            (601,000)
CASH, BEGINNING OF PERIOD                                        811,000
                                                              -----------
CASH, END OF PERIOD                                           $  210,000
                                                              ===========
SUPPLEMENTAL DISCLOSURE:
     Payments made (refunds received):
      Income taxes                                          $ (2,533,000)
                                                            =============
      Interest                                              $    946,607
                                                            =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MILTOPE GROUP INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of October 1, 1995 and December 31, 1994 and the results of operations and cash flows for the nine months ended October 1, 1995 and October 2, 1994 and also results of operations for the three months ended October 1, 1995 and October 2, 1994.

The results for the nine months ended October 1, 1995 and October 2, 1994 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

2.   INVENTORIES - NET

Inventories consist of the following:

                                  DECEMBER 31, 1994     OCTOBER 1, 1995
                                  -----------------     ---------------

Purchased parts and
     subassemblies                  $  3,268,000        $  3,141,000

Work-in-process                       13,769,000          11,766,000

Inventoried costs related to
     long-term contracts and
     programs, net of amounts
     attributed to revenues
     recognized to date                2,687,000                   0
                                    ------------        ------------
Total                                 19,724,000          14,907,000

Less progress billings received          310,000             310,000
                                    ------------         -----------
Total                                $19,414,000         $14,597,000
                                    ============         ===========



3. OTHER ASSETS - The Company has an investment available for sale, with an original cost of $5,000, in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company is a major customer of M-Systems. The Company currently owns 189,864 shares of M-Systems stock. The fair market value of the Company's investment in M-Systems stock on October 1, 1995 is $665,000 and is included in other assets and as a separate component of stockholders' equity (net of deferred income taxes) on the accompanying balance sheet. The Company also has an option to purchase an additional 153,242 shares of M-Systems stock at a price of $325,000. The Company has advised M-Systems of its intention to exercise this option.

4. RELOCATION AND RESTRUCTURING CHARGE - On March 4, 1994, the Company decided to relocate and restructure substantially all of the manufacturing, engineering and administrative functions located in Melville, New York to Alabama and Vermont. A pre-tax charge of $8.3 million was recorded during the first quarter of 1994 and an additional $.8 million was recorded in the fourth quarter of 1994, to cover the costs associated with the relocation and restructuring including severance and related human resource programs, employee relocation, transfer of assets to Alabama and Vermont and production inefficiencies. At October 1, 1995, $.1 million of these charges, representing certain relocation related costs, is included in accrued expenses on the accompanying balance sheet and is expected to be paid during 1995.


5. SUBSEQUENT EVENT - In November 1995, the Company extended its revolving credit agreement. The agreement extends the maturity of the loan to May 31, 1997, and reduces the total loan commitment from $19 million to $15 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         The  following   discussion  and  analysis   presents  certain  factors
affecting the Company's results of operations for the three months and nine months ended October 1, 1995, as compared to the three months and nine months ended October 2, 1994. The Company has implemented an interim reporting period that encompasses a full 13-week quarter. The fiscal year end will remain December 31. There is no material effect on financial results from the prior year due to this change.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS  ENDED  OCTOBER 1, 1995  COMPARED TO THREE MONTHS ENDED  OCTOBER 2,
--------------------------------------------------------------------------------
1994.
----

         Net sales for the three months ended October 1, 1995 (third quarter) were $18.2 million compared to 1994 third quarter net sales of $21 million. The decrease in sales was the result of lower military product sales partially offset by an increase in sales of commercial products.

         The gross margin percentage for the third quarter of 1995 was 20% as compared with 23% for the same period in 1994. The lower gross margin performance was attributable to a less favorable product mix.

         Selling, general and administrative expenses for the third quarter of 1995 decreased approximately $.3 million from the third quarter of 1994, to approximately $1.9 million.

         Net earnings for the third quarter of 1995 as compared with the same period of 1994 decreased $.3 million to $.6 million. Earnings per share were $.11 compared to $.16 for the prior period based on a weighted average of 5.8 million shares of the Company's Common Stock outstanding.


NINE MONTHS ENDED OCTOBER 1, 1995 COMPARED TO NINE MONTHS ENDED OCTOBER 2, 1994
-------------------------------------------------------------------------------

         Net sales for the nine months ended October 1, 1995 were $55.5 million compared to $60 million for the same period of 1994. The decrease in sales was the result of a reduction in military product sales partially offset by an increase in sales of commercial products.

         Loss from operations for the first nine months of 1995 totaled $.5 million as compared to $3.8 million in 1994 reflecting the first quarter of 1994 charge for relocation and restructuring expenses of $8.3 million.

         The gross margin percentage for the first nine months of 1995 was 19.5% as compared with 24.6% for the same period of 1994. The lower gross margin performance was attributable to a less favorable product mix.

         Selling, general and administrative expenses for the first nine months of 1995 increased 4.6% over the same period of 1994 to $7.2 million, reflecting, in part, the decision in the second quarter of 1995 to relocate the Business Products segment to Alabama.

         Company sponsored engineering, research and development expenses for the first nine months of 1995 were $3 million compared to $3.5 million for the same period in 1994. Management believes than an annual expenditure level of between 5% and 7% of net sales for these expenses should adequately support the growth of the Company's business, maintain its competitiveness and allow for new product development.

         Interest expense, net of interest income, was $1 million for the nine months ended October 1, 1995 and the nine months ended October 2, 1994.

         Net loss for the first nine months of 1995 totaled $.5 million, compared to $3.4 million in 1994. Loss per share was $.09 as compared with a loss of $.58 per share for the prior period based upon a weighted average of 5.8 million shares of the Company's Common Stock outstanding.

         No tax benefit has been recognized on the net operating losses in the first half of 1995. A net deferred tax asset could be recognized in future periods if the probability of realization increases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital approximated $21.4 million at October 1, 1995 and $19.7 million at December 31, 1994.

         In November 1995, the Company amended its bank revolving credit facility to provide for total indebtedness not to exceed $15 million, subject to inventory and accounts receivable collateral base limitations. Borrowings under the revolving credit facility totaled $12.5 million at October 1, 1995 compared to $13.3 million at December 31, 1994.

         The revolving credit facility is scheduled to mature on May 31, 1997 at which time the outstanding amount is convertible into a term loan, payable in twelve (12) equal quarterly installments, starting in August, 1997. However, the bank may extend the revolving credit facility for successive one (1) year periods based upon a review of the Company's financial position. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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



                                               MILTOPE GROUP INC.



                                               By: /s/ George K. Webster
                                                   ---------------------
                                                   George K. Webster
                                                   President and CEO
                                                   (Principal Accounting and
                                                   Financial Officer)


Dated:  November 13, 1995

                              EXHIBIT INDEX


     Exhibits
     --------

       27          -          Financial Data Schedule