Form 10-K405
period 1995-12-31
MILTOPE GROUP INC
filed 1996-03-29
CIK 752692

FORM 10-K


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended December 31, 1995
                           Commission File Number  0-13433

                              -------------------------

                                  MILTOPE GROUP INC.
     ---------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                     DELAWARE                        11-2693062
     ---------------------------------------------------------------------
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)         Identification No.)


          500 Richardson Road South,
              Hope Hull, Alabama                        36043
     ---------------------------------------------------------------------
          (Address of principal                       (Zip Code)
           executive offices)

     Registrant's telephone number including area code:  (334) 284-8665

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Shares, par value $.01 each
                          ----------------------------------
                                   (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No
         ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $4,760,624 as of March 20, 1996.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each:
     5,867,148 as of March 20, 1996.

          Documents Incorporated by Reference:

     The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 1996, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the December 31, 1995 Form 10-K.

     ITEM 1.   BUSINESS
               --------

     GENERAL
     -------

          Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation which, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November 1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, Innova International Corporation, a Delaware corporation ("IIC"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of approximately 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. IIC provides, through its operating subsidiaries, integrated network products and services. IIC is a subsidiary of Great Universal American Industries Inc. (formerly American Satellite Network, Inc.), a Delaware corporation which is engaged in network integration services and the provision of satellite television programming.

          Miltope is engaged in the design, development, manufacture and testing of computers and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for both military and commercial customers. Miltope's product lines include a broad range of computer printers, disk memory products, magnetic tape drives, hand held terminals, transportable microcomputers and electronically erasable programmable read only memory ("EEPROM") together with subsystems incorporating these products. Miltope believes that it is the largest independent producer ("non-OEM"; not an original equipment manufacturer) of such militarized and ruggedized computer and peripheral equipment in the United States. In addition, Miltope provides a complete line of ruggedized Hewlett Packard Company computers and related equipment and has introduced a new product family consisting of ruggedized portable and hand held computers.

          MBP, incorporated in May 1984, develops, manufactures and markets commercial computer printers and document processing products.

          On January 1, 1996, the Company consolidated the operations of MBP and Miltope Corporation. The Company's two industry segments will be maintained through product line accountability.

          In September 1994, the Company relocated its headquarters from Melville, New York to Montgomery, Alabama.

          On January 12, 1995, the Company completed a $6,100,000 industrial revenue bond offering by the Alabama State Industrial Development Authority ("SIDA"), the proceeds of which were used to improve, equip and furnish the new Montgomery facility and to pay the $3,375,000 principal amount of bank indebtedness which was used in part in the acquisition of such facility.

     SEGMENT INFORMATION
     -------------------

          The Company's business is divided into two industry segments, consisting of the manufacture of militarized and rugged equipment primarily for military applications conducted by the "Military/Rugged" segment, and the manufacture and distribution of commercial products conducted by the "Commercial" segment (formerly MBP). Financial information regarding the Company's industry segments is included in Note 12 to the Notes to Consolidated Financial Statements located in Item 8 of this Form 10-K.


     DESCRIPTION OF BUSINESS
     -----------------------

     MILITARY/RUGGED GENERAL
     -----------------------

          The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for both military and commercial customers. Military/rugged product lines include a broad range of computer printers, disk memory products, magnetic tape drives, hand held terminals, transportable microcomputers and EEPROM solid state memories, together with subsystems incorporating these products. The Company believes that it is the largest independent producer (non-OEM) of such militarized and ruggedized computers and peripheral equipment in the United States. In 1988, the Company introduced a complete line of ruggedized Hewlett Packard Company computers and related peripherals. The equipment is being used for the United States Army's Tactical Command and Control System/Common Hardware Software Program ("ATCCS/CHS") under a contract awarded to the Company in August 1988, as well as to other customers for related applications. During 1995, the Company introduced a new product family consisting of ruggedized portable and hand held computers to be used for both military and commercial applications. These new products are reconfigurable for specific applications and employ commercial "off the shelf" technology.

          Substantially all of the military/rugged segment sales consist of militarized and ruggedized products. "Militarized" equipment is designed and built, with respect to each component and the whole, to conform to stringent United States Department of Defense ("DOD") specifications developed for severe land, sea and airborne operating environments. These specifications define equipment operating parameters including atmosphere, temperature and humidity conditions, permitted levels of shock and vibration, susceptibility to electromagnetic interference and detection and hardening for nuclear survivability. "Ruggedized" equipment is designed and manufactured to less demanding specifications and may include commercially available devices which are suitably modified for these applications.

          Production of equipment conforming to these DOD specifications has required the development over the years by the Company of proprietary electronic and electro-mechanical designs and engineering techniques and specialized manufacturing and testing methods. By these means, the Company has developed a broad range of proprietary components which meet these specifications and are otherwise unavailable in the commercial market. To support its engineering, manufacturing and testing activities, the Company has extensive manufacturing equipment, clean rooms and reliability and environmental testing facilities as well as a multi-function computer aided design and manufacturing ("CAD/CAM") system and an electro-magnetic interference ("EMI") test lab.

          Military/rugged products are sold for use in a broad range of military programs for the United States Air Force, Army, Navy and Marine Corps, for NATO, for the British, Canadian, French, German, Israeli, Italian, Spanish and Norwegian armed forces and for the armed forces of other countries. Miltope's militarized and ruggedized computers and peripheral products are compatible with most standard military computers and are sold to the DOD and many prime DOD systems contractors and integrators, including Boeing Co., EDS, E-Systems, Inc., Northrop Grumman Corporation, GTE Corp., ITT Federal Services Corporation, Litton Data Systems, Lockheed Martin, Marconi Radar Control Systems Limited, McDonnell Douglas Corp., Motorola Inc., Rockwell International, Loral Federal Systems, Teledyne Controls, Thompson CSF, CAE Inc., ITT Defense Systems, TRW, Inc., and Westinghouse Electric.

          Miltope believes that it has captured a major portion of the market for militarized printers, magnetic tape systems and disk memory products. In addition, Miltope is recognized as a leading supplier of rugged computers and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of high reliability peripheral components and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to avoid the risks normally encountered when procuring peripherals from multiple suppliers and to achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. Also, as defense budgets have been reduced, an emphasis on commercially adaptable electronics and the requirement for smaller, less expensive and more portable systems has occurred. Miltope believes its new product family of ruggedized, reconfigurable portable and handheld computing devices will serve this growing market niche well.

          Miltope has been performing under a nine year DOD contract which runs until August 1997 in connection with the ATCCS/CHS Program. The purpose of the ATCCS/CHS Program is to integrate most of the aspects of land combat through the common automation of mission command and control areas. To date, Miltope has been issued firm orders valued at approximately $281,000,000 under this contract. In addition, the Company has received orders for ATCCS/CHS equipment for other defense contractors and foreign governments.

     COMMERCIAL - GENERAL
     --------------------

          The commercial segment (formerly MBP) develops, manufactures and markets commercial products primarily for transportation markets. Its primary products are airborne cockpit printers, and printers for airline tickets and boarding passes. These products are based on direct thermal and thermal transfer technology. This segment's business represented approximately 15% of the Company's 1995 revenues, approximately 12% of the Company's 1994 revenues and approximately 8% of the Company's 1993 revenues.

          In January 1993, MBP completed the purchase of the assets of Mag-Tek Inc.'s ("Mag-Tek") Airline Products Group. Included in this purchase was the Automatic Ticket and Boarding Pass (ATB) Encoded/Printer. This product is designed to meet the future needs of the international air transport industry's passenger handling and ticketing systems, adding to this segments current line of ticket printers.

     SALES AND SIGNIFICANT CUSTOMERS
     -------------------------------

          Sales in 1995 attributable to the military industry segment were approximately as follows: 64% from large DOD programs (each accounting for 2% or more of annual sales), 9% from smaller programs and sales of standard items in Miltope's catalogue, 23% from sales to foreign governments and defense contractors and 4% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

          In 1995, sales to the DOD accounted for 63% of net sales of the Company. Sales to Marconi Radar Control Systems Limited accounted for 13% of net sales. No other customer accounted for more than 10% of net sales.

          The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

          Sales in 1995 attributable to the commercial industry segment amounted to approximately 15% of the Company's total net sales.

     GOVERNMENT CONTRACTS
     --------------------

          Miltope's business is subject to various statutes, regulations and provisions governing defense contracts including the Truth in Negotiations Act, which provides for the examination by the U.S. government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts.

          Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 6 to 18 months, with contracts under a particular program being subject to further funding and negotiation. Miltope's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

     BACKLOG
     -------

          Backlog for both the military and commercial industry segments at December 31, 1995 was $17,200,000, a 65.9% decrease from the $50,400,000
     backlog at December 31, 1994.   The Company believes a significant part of
     this decrease was due to its customers and the industry moving to shorter lead times in order to avoid technological obsolescence.

          Backlog includes only orders covered by signed contracts with
     customers and only current, funded portions of multi-year programs.   The
     Company believes that substantially all of the backlog will be recognized as revenue by December 31, 1996. The Company also believes that a substantial part of new business captured in 1996 will be recognized as revenue in the same year due to shorter lead times.

          Backlog for the commercial industry segment was approximately 26% of the total backlog at December 31, 1995 and approximately 12% of the total backlog at December 1994.

     COMPETITION
     -----------

          Both of the Company's industry segments face intense competition in markets for certain of their products. Competition comes from independent producers as well as prime contractors. Some of these competitors have greater resources than the Company. Competition is based on such factors as price, technological capability, quality, reliability and timely delivery.

          The Company's competitive position in the military/rugged industry segment has been based upon the experience of its technical personnel in their respective specialized fields of computer and peripheral product design; its broad range of products; its ability to design and manufacture its products to meet customers' specifications; its specialized manufacturing and testing facilities; its long association with many of its customers and its managerial and marketing expertise in dealing with prime contractors and the DOD. The Company believes that once a particular supplier's computer and/or peripheral products have been selected for incorporation in a military program, further competition by other vendors during the life cycle of that program is limited.

     ENGINEERING, RESEARCH AND DEVELOPMENT
     -------------------------------------

          The Company believes that success within the industry depends in large part upon its ability to develop and apply new technology to modify, enhance and expand its existing line of proprietary products. The funding of these activities is primarily internal through Company sponsored
     research and development.   Product development activities are generally
     the result of the need to respond to the anticipated requirements of future programs, the introduction of new technology which can be used to enhance product performance and direct requests by customers and the DOD. In certain cases the Company has licensed technology from commercial manufacturers for subsequent militarization and ruggedization. Management believes that a budget of approximately 4% to 7% of net sales for engineering, research and development expenditures should adequately support the growth of the Company's business.

          Engineering, research and development expenditures in 1993, 1994 and 1995 were approximately $5,400,000, $4,300,000 and $3,900,000, respectively.

          Currently, Miltope's funded research efforts for its military/rugged segment include projects to enhance its disk drive, printer, computer workstation and portable/hand held computer products. The commercial segment's research and development costs have been incurred to enhance its airline ticket printers and airborne cockpit printers for the commercial market.

     EMPLOYEES
     ---------

          At December 31, 1995, the Company employed 319 full-time personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

     EXPORT SALES
     ------------

          The Company recorded foreign sales in its military/rugged industry segment of approximately $6,800,000, $11,160,000 and $12,846,000 in 1993,
     1994 and 1995, respectively. The Company recorded foreign sales in its commercial industry segment in 1993, 1994 and 1995 of approximately $1,200,000, $940,000 and $257,000, respectively. Neither of the Company's industry segments is dependent upon the Company's foreign sales.

     SOURCE OF SUPPLY
     ----------------

          The Company utilized multiple suppliers for most materials and components. In order to minimize the risk of delay in delivering finished systems, components are sometimes procured according to the projected need for such components under annual purchasing agreements.

     MISCELLANEOUS
     -------------

          Neither of the Company's two industry segments is subject to seasonal business fluctuations.

     ITEM 2.   PROPERTIES
               ----------

          The Company owns a 90,000 square foot building located on 25 acres in Hope Hull (Montgomery), Alabama.

          In addition, the Company owns a 60,000 square foot assembly and test facility in Troy, Alabama and a 25,000 square foot clean room, assembly and test facility in Springfield, Vermont.

          The Company also leases various sales offices in the United States and England.

          The Company owns substantially all of the machinery and equipment used in these facilities. The Company believes that these facilities are well maintained and are adequate to meet its needs in the foreseeable future.

     ITEM 3.   LEGAL PROCEEDINGS
               -----------------

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

          During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               ------------------------------------------------
               SHAREHOLDER MATTERS
               -------------------

     MARKET INFORMATION
     ------------------

          The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since January 1, 1994 have been:


               CALENDAR YEAR 1994            HIGH           LOW
               ------------------            ---            ----
               First Quarter................ $ 5-1/8     $  3-7/8
               Second Quarter ..............   3-7/8        2-1/4
               Third Quarter................   4-3/8        2-1/2
               Fourth Quarter ..............   5-1/8        3-3/8

               CALENDAR YEAR 1995
               ------------------
               First Quarter..............   $ 4-7/8     $  3-1/2
               Second Quarter ............     4-3/8        2-3/4
               Third Quarter  ............     3-7/8        3
               Fourth Quarter ............     3-7/8        2-1/2

     HOLDERS OF COMMON STOCK
     -----------------------

          As of March 20, 1996, there were approximately 1,240 shareholders of record and beneficial owners of the Company's Common Stock.

     DIVIDED POLICY
     -------------

          No dividends were paid in 1994 or 1995. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations.

          On December 12, 1995, the Company received waivers from its lending bank of certain financial covenant violations existing at September 30, 1995 and amendments of such covenants for future periods through December 31, 1996. The amendments prohibit payment of dividends as long as waivers are required of certain financial covenants. Thereafter, the Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

     ITEM 6.   SELECTED FINANCIAL DATA
               -----------------------

          The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 1995 which should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

                  (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                              1991      1992      1993      1994      1995

      Income Statement Data:
      ----------------------

      Net sales............   $103,078  $114,401  $84,320   $75,569   $65,708
      Gross profit              25,104    28,392   21,232     5,680    13,372
      Income (loss) before
        income taxes.......      4,992     6,610   (1,381)  (18,885)     (984)
      Net income (loss)....      3,397     4,187     (856)  (15,460)     (984)
      Net income (loss) per
        share..............        .58       .71     (.15)    (2.65)     (.17)
      Cash dividends
         per share.........         -         -        -          -       -
      Average shares
        outstanding........      5,863     5,857    5,825     5,834     5,853


      Balance Sheet Data:
      -------------------
      Working capital.......   $34,996   $35,769  $31,460   $19,398   $18,896
      Total assets..........    62,129    58,859   62,587    53,162    41,440
      Long-term debt........    14,642    11,231    7,872    17,551    16,953
      Stockholders' equity..    28,820    32,863   32,033    17,230    15,913


          The Company changed its method of accounting for certain inventories to the actual-cost-incurred method from the last-in, first-out (LIFO) cost method. The results of operations for the years ended December 31, 1991 through December 31, 1993 have been adjusted to reflect this change.

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     BUSINESS ENVIRONMENT
     --------------------

          The Company's primary business segment provides specialized computers and related peripheral equipment to the United States and foreign military defense departments. Equipment in this segment takes two primary forms. The first of these is fully militarized products, usually designed especially for a particular mission area with demanding environmental and quality requirements. The second of these is rugged products, usually based on a commercial baseline product, but adapted by the Company to meet environmental and quality specifications that exceed the requirements for commercial products.

          This entire segment has been impacted in recent years by reduced government spending and defense appropriations. The militarized product area has been especially subject to defense budget cuts. The military continues to reduce funding for the development and limited production quantities of highly customized systems and products. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of the Company's rugged product line. Even in the rugged product area, however, defense cuts have taken a toll. Competition in this area has become more keen in recent years, as many government contractors pursue fewer military programs.

          Through its commercial segment, the Company designs, develops and markets airline ticketing and boarding pass printers and baggage tag printers for airline transportation and travel related industries. Through this segment, the Company also designs, develops and markets airborne cockpit printers. Sales in this commercial segment increased by 12.0% in 1995 reflecting the trend within the travel related industries toward new magnetic encoding technology, ATB 2, as endorsed by the International Air Transportation Association. Implementation of this technology involves replacement of document printers at airports and major travel agencies throughout the world.

          The Company has continued its strategy to downsize and reallocate its resources to accommodate as well as take advantage of this changing market environment. Specifically, the Company has taken the following actions:

          1. The Company has streamlined its product development cycle by implementing rapid prototyping capabilities.

          2. The Company continues its development of a broad offering of low cost, rugged, commercial based products that are customized to meet specific needs for both DOD and commercial markets.

          3. The Company continues its commitment and focus on commercial market opportunities.

          4. The Company consolidated the operations of Miltope Corporation and MBP to eliminate redundancies and reduce costs.

          These actions have positioned the Company to go forward with a substantially reduced cost base and to compete more aggressively in its core businesses.

     RESULTS OF OPERATIONS
     ---------------------

          The Company reported income from operations of $377,000 compared to a loss from operations of $17.6 million (including a relocation and restructuring charge in the amount of $9.1 million and special charges totaling $10 million) in 1994 and a loss from operations of $233,000 in 1993. The net loss per common share was $.17 compared to a net loss of $2.65 per share in 1994 and a net loss of $.15 per share in 1993.

          In 1994, the Company changed its method of accounting for certain inventories to the actual-cost-incurred method from the last-in, first-out
     (LIFO) cost method. The results of operations for the year ended December 31, 1993 has been adjusted to reflect this change.

          In 1994, the Company made the decision to restructure and relocate the Company resulting in special charges which significantly impacted 1994 operating results. The Company incurred a pre-tax charge of $9.1 million to cover costs associated with severance and related human resource programs, employee relocation, the transfer of assets and the operational impact due to the transition. The transition was completed during 1995. Additional special charges in the amount of $10 million were recorded in 1994 to reflect inventory obsolescence and other costs related to discontinued product lines, end of life contract costs and additional costs on long-term contracts. The special charges were principally non-cash in nature and included $4.9 million applicable to discontinued products and inventory obsolescence, $2.2 million related to end of life contracts and $2.9 million for additional costs on long-term contracts.

          Sales for 1995 totaled $65.7 million, a decrease of $9.9 million, or 13.1%, from 1994. This change was attributable to a reduction in military sales of $10.9 million partially offset by an increase in commercial sales in the amount of $1.0 million. Sales in 1994 totaled $75.6 million, a decrease of $8.8 million, or 10.4% from 1993. A substantial portion of the sales decline was attributable to difficulties in effecting the relocation.

          Exclusive of special charges in 1994, gross profit as a percent of sales declined from 20.7% in 1994 to 20.4% in 1995. This decline was the result of a change in mix in products and the different margins associated with the commercial and ruggedized lines.

          Selling, general and administrative expenses, as a percentage of sales, totaled 16.4% in 1993, 13.0% in 1994 and 13.9% in 1995. The increase in 1995 was principally due to an emphasis on increased marketing and business development efforts and severance costs related to a reorganization which took place in the second quarter of 1995. The decrease in 1994 was principally due to cost benefits of the relocation and reduced sales related expenses and professional fees.

          Engineering, research and development expenses, as a percentage of sales, totaled 6.4% in 1993, 5.7% in 1994 and 5.9% in 1995. The increase in 1995 was driven primarily by product development of the company's new family of portable and hand held computers. The primary cause of the decrease in 1994 was related to the cost benefits of the relocation.

          During 1993, the Company exercised an option to purchase its main operating facility in Melville, New York for $5.0 million. Prior to December 31, 1993, the Company recognized a non-recurring charge of approximately $2.2 million representing the excess of the carrying value of the building and related improvements over the estimated selling price less cost to dispose which in turn was sold in 1994.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          Working capital at December 31, 1995 totaled $18.9 million, a decrease of $502 thousand from December 31, 1994. Accounts receivable and inventory declined by $7.2 million reflecting the Company's lower sales volume. A term loan from the bank was used by the Company to purchase and renovate its new corporate headquarters in 1994 in anticipation of receiving industrial revenue bond financing. The decrease in accounts payable is due to the payment of same with the proceeds of the industrial revenue bond. The decrease in accrued expenses reflects the payment of the Company's relocation charges that remained outstanding as at December 31, 1994 and the Company's lower sales volume.

          The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15 million. In February 1995, the credit facility was amended to an amount not to exceed $19 million. In November 1995 the credit facility was amended again to an amount not to exceed $15 million and it was extended for an additional one-year period expiring May 31, 1997, subject to extension for additional one-year periods. As of December 31, 1995, the Company had approximately $4.7 million available under such facility. In August 1994, the Company sold its principal operating facility in Melville, New York for $6.1 million. Net proceeds of the sale were used to pay down the revolving credit facility.

          Cash provided by (used in) operating activities was $5.7 million in 1993, $(2.0 million)in 1994 and $(295 thousand) in 1995. The decrease of cash used in operating activities in 1995 compared to 1994 is primarily a result of decreases in accounts receivable and inventories and collection of an income tax receivable partially offset by the payment in 1995 of accounts payable that were used in 1994 to fund the purchase of a new headquarters facility and related costs prior to receiving industrial revenue bond financing, and the payment in 1995 of remaining relocation charges accrued in 1994.

          In April 1994, the Company purchased a new headquarters facility and related capital equipment located in Montgomery, Alabama. The purchase was financed through a bank term loan and the proceeds of the offering of taxable revenue bonds (the "Bonds") by the Alabama State Industrial Development Authority which was completed January 12, 1995 (the "SIDA Offering"). Repayment of the Bonds is secured by an irrevocable letter of credit issued by First Alabama Bank in an amount up to $6.2 million which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities.

          As a result of the net operating losses, the Company was unable to remain in compliance with financial covenants contained in the revolving credit agreement. On December 12, 1995, an amendment to the agreement was executed, which principally provided additional flexibility with respect to certain future covenants and waived technical violations of those covenants which existed at September 30, 1995.

          The Company has a net operating loss carry forward for Federal income tax purposes of approximately $10.3 million and $1.2 million which will expire in 2009 and 2010, respectively, if not utilized. No benefit has been recognized within the 1995 consolidated financial statements for the related net deferred tax asset which could be recognized in future periods if the probability of realization increases.

          The Company believes that its working capital and capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and existing bank loan arrangements.

     EFFECTS OF INFLATION
     --------------------

          Inflation has not had a significant impact on the Company's results of operations.

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

          See Table of Contents to Consolidated Financial Statements on
     Page F-1.

     ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               ----------------------------------------------------

          During the twenty-four months prior to the date of the financial statements contained herein, no Form 8-K reporting a change of accountants has been filed which included a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                     PART III
                                     --------

          The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 1996 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1995.

                                     PART IV
                                     -------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ----------------------------------------------------
               ON FORM 8-K
               -----------

     (a)  The following documents are filed as part of           Page
          this Report                                            ----

          1.   Consolidated Financial Statements:

               Table of Contents to Consolidated
                 Financial Statements                            F-1

               Independent Auditors' Report                      F-2

               Consolidated Balance Sheets as of
                 December 31, 1994 and 1995                      F-3

               Consolidated Statements of Operations
                 for the Years Ended December 31, 1993,
                 1994 and 1995                                   F-4

               Consolidated Statements of Stockholders'
                 Equity for the Years Ended December 31,
                 1993, 1994 and 1995                             F-5

               Consolidated Statements of Cash Flows
               for the Years Ended December 31, 1993,
               1994 and 1995                                     F-6

               Notes to Consolidated Financial
               Statements for the Years Ended December
               31, 1993, 1994 and 1995                           F-7

          2.   All schedules are omitted because they
               are not applicable or the required
               information is shown in the consolidated financial statements or notes thereto.

          3.   Exhibits                                             16

     EXHIBIT                                                          PAGE
     NUMBER         DESCRIPTION OF EXHIBIT                            NUMBER
     -----          ----------------------                            ------

     3(a)        Certificate of Incorporation of the
                 Registrant, as amended to date
                 [Incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984 (Registration No. 2-93134)]

     3(b) By-laws of the Registrant, as currently in effect [Incorporated by reference to Exhibit 3(b) to the Registrant's Form 10-K filed with the Commission on March 31, 1987 (File No. 0-13433)].

     3(c) Specimen share certificate for the Common Stock of the Registrant [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the Commission on January 8, 1985 (Registration No. 2-93134)].

     10(a)(A) 1985 Key Employee Stock Option Plan adopted by the Board of Directors of the Registrant on July 1, 1985 [Incorporated by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 22, 1985 (Registration No. 33-1042)].

     10(a)(B)    Form of 1985 Key Employee Stock Option
                 Agreement, dated as of July 1, 1985, between the Registrant and certain key employees of the Registrant [Incorporated by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 22, 1985 (Registration No. 33-1042)].

     10(b)(A) Incentive Stock Option Plan adopted by the Board of Directors of the Registrant on June 1, 1984 and approved by Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) on June 1, 1984, as amended by the Board of Directors of the Registrant on May 6, 1985 [Incorporated by reference to
                 Exhibit 10(c) to the Registrant's Registration Statement on form S-1 filed with the Commission on October 22, 1985 (Registration No. 33-1042)].

     10(b)(B) Form of Incentive Stock Option Agreement, dated as of June 1, 1984, between the Registrant and certain key employees of the Registrant [Incorporated by reference to Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 22, 1985 (Registration No. 33-1042)].

     10(c)(A) Management Stock Option Plan adopted by the Board of Directors of the Registrant on June 1, 1984 and approved by Stonebrook Group Inc. on June 1, 1984, as amended by the Board of Directors of the Registrant on May 6, 1985 [Incorporated by reference to Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 22, 1985 (Registration No. 33-1042)].

     10(c)(B) Form of Management Stock Option Agreement, dated as of June 1, 1984, between the Registrant and certain management employees of the Registrant
                 [Incorporated by reference to Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984
                 (Registration No. 2-93134)].

     10(d) Miltope Corporation Cash Bonus Plan, as amended, effective January 1, 1984 [Incorporated by reference to Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6 , 1984 (Registration No. 2-93134)].

     10(e)(A) Miltope Corporation Pay Conversion Plan (as amended 1984) [Incorporated by reference to Exhibit 10(i)(A) to the Registrant's Form 10-K filed with the Commission on March 31, 1987 (File No. 0-13433)].

     10(e)(B) Amendment No. 1, dated as of January 1, 1984, to the Miltope Corporation Pay Conversion Plan
                 [Incorporated by reference to Exhibit 10(i)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1987 (File No. 0-13433)].

     10(e)(C) Amendment No. 2, dated as of January 1, 1987, to the Miltope Corporation Pay Conversion Plan
                 [Incorporated by reference to Exhibit 10(h)(C) to the Registrant's Form 10-K filed with the Commission on March 31, 1989 (File No. 0-13433)].

     10(f)(A) 1995 Stock Option and Performance Award Plan adopted by the Board of Directors of the Registrant on April 11, 1995 and approved by the stockholders of the Registrant on June 5, 1995 [Incorporated by reference to Exhibit 4(a)(1) to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 21, 1995 (File No. 33-65233)].

     10(f)(B) Form of Non-Qualified Stock Option Agreement under the 1995 Stock Option and Performance Award Plan
                 [Incorportated by reference to Exhibit 4(a)(2) to the Registrant's Registration Statement on
                 Form S-8 filed  with the Commission on
                 December 21, 1995 (File No. 33-65233)].

     10(f)(C) Form of Incentive Stock Option Agreement under the 1995 Stock Option and Performance Award Plan
                 [Incorporated by reference to Exhibit 4(a)(3) to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 21, 1995
                 (File No. 33-65233)].

     10(g)       Lease, dated February 9, 1987, between McConnel
                 Marina Properties and Miltope Corporation
                 [Incorporated by reference to Exhibit 10(k)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1989 (File No. 0-13433)].

     10(h)(A) Real Estate Sales Contract, dated July 18, 1984, between the City of Troy, Alabama and Miltope Corporation [Incorporated by reference to
                 Exhibit 10(o) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984 (Registration No. 2-93134)].

     10(h)(B) Lease Agreement, dated November 1, 1985, between the Industrial Development Board of the City of Troy, Alabama and Miltope Corporation
                 [Incorporated by reference to Exhibit 10(s)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1986 (File No. 0-13433)].

     10(i) Agreement of Sale, dated July 15, 1994, between Miltope Corporation and Marc Beige, with respect to the sale of 1770 Walt Whitman Road, Melville,
                 New York [Incorporated by reference to Exhibit 10(l) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(j) Agreement of Lease, dated as of August 10, 1994, between Melville Associates, L.P. and Miltope Corporation [Incorporated by reference to
                 Exhibit 10(m) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(k) Purchase and Sale Agreement, dated April 19, 1994, between Collier Management Group, Inc. and
                 Miltope Corporation, with respect to 500 Richardson Road South, Hope Hull, Alabama [Incorporated by reference to Exhibit 10(n) to the Registrant's
                 Form 10-K filed with the Commission on
                 March 31, 1995 (File No. 0-13433)].

     10(l)(A)(1) Loan Agreement, dated July 27, 1994, among
                 First   Alabama Bank, as lender, and Miltope
                 Corporation  and Miltope Business Products,
                 Inc., as borrowers [Incorporated by reference to Exhibit 10(o)(A)(1) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(l)(A)(2) Amendment to Loan Agreement, dated as of
                 October 3, 1994, among First Alabama Bank,
                 Miltope Corporation and Miltope Business
                 Products, Inc. [Incorporated by reference to Exhibit 10(o)(A)(2) to the Registrant's
                 Form 10-K filed with the Commission on
                 March 31, 1995 (File No. 0-13433)].

     10(l)(A)(3) Amendment to Loan Agreement and Related
                 Documents, dated February 3, 1995, among First
                 Alabama Bank, Miltope Corporation and Miltope
                 Business Products, Inc. [Incorporated by reference to Exhibit 10(o)(A)(3) to the Registrant's
                 Form 10-K filed with the Commission on
                 March 31, 1995 (File No. 0-13433)].

     10(l)(B) Guaranty Agreement, dated July 27, 1994, by the Registrant to First Alabama Bank
                 [Incorporated by reference to
                 Exhibit 10(o)(B) to the Registrant's
                 Form 10-K filed with the Commission on
                 March 31, 1995 (File No. 0-13433)].

     10(l)(C) Security Agreement, dated July 27, 1994, among Miltope Corporation, Miltope Business Products, Inc. and First Alabama Bank [Incorporated by reference to
                 Exhibit 10(o)(C) to the Registrant's
                 Form 10-K filed with the Commission on
                 March 31, 1995 (File No. 0-13433)].

     10(m)(A)    Term Loan Agreement, dated October 13,
                 1994, between First Alabama Bank, as
                 lender, and Miltope Corporation, as borrower
                 [Incorporated by reference to Exhibit 10(p)(A) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(m)(B) Real Estate Mortgage and Security Agreement, dated October 13, 1994, by Miltope Corporation in favor of First Alabama Bank [Incorporated by reference to Exhibit 10(p)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(n)(A) Loan Agreement, dated January 1, 1995, between the State Industrial Development Authority and Miltope Corporation [Incorporated by reference to Exhibit 10(q)(A) to the Registrant's
                 Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(n)(B) Credit Agreement, dated January 1, 1995, between Miltope Corporation and First Alabama Bank [Incorporated by reference to Exhibit 10(q)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(n)(C) Guaranty Agreement, dated January 1, 1995, by the Registrant to First Alabama Bank [Incorporated by reference to Exhibit 10(o)(C) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(n)(D) Bond Purchase Agreement, dated January 11, 1995, among Miltope Corporation, the State Industrial Development Authority and Merchant Capital, L.L.C. [Incorporated by reference to
                 Exhibit 10(q)(D) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(n)(E) Remarketing Agreement, dated January 1, 1995, among Miltope Corporation, the State Industrial Development Authority and Merchant Capital, L.L.C. [Incorporated by reference to
                 Exhibit 10(q)(E) to the Registrant's Form 10-K
                 filed with the Commission   on March 31, 1995
                 (File No. 0-13433)].

     10(n)(F) Real Estate Mortgage and Security Agreement, dated as of January 1, 1995, from Miltope Corporation in favor of First Alabama Bank [Incorporated by reference to Exhibit 10(q)(F) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(o) License Agreement, dated as of December 31, 1983, between Stonebrook Group Inc. and Miltope Corporation [Incorporated by reference to
                 Exhibit 10(w) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984 (Registration No. 2-93134)].

     10(p) Letter Agreement, dated December 31, 1983, among Miltope Corporation, Stonebrook Group Inc. and Millidyne Inc. [Incorporated by reference to
                 Exhibit 10(x) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984 (Registration No. 2-93134)].

     10(q)(A) Stock Option Agreement, dated as of August 14, 1986, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(v) to the Registrant's Form 10-K filed with the Commission on March 31, 1987 (File No. 0-13433)].

     10(q)(B) Stock Option Agreement, dated as of September 7, 1988, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(t)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1989 (File No. 0-13433)].

     10(q)(C) Stock Option Agreement, dated as of March 30, 1990, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(r)(C) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No. 0-13433)].

     10(q)(D) Stock Option Agreement, dated as of June 14, 1990, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(r)(D) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File
                 No. 0-13443)].

     10(q)(E) Stock Option Agreement, dated as of June 13, 1991, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(p)(E) to the Registrant's Form 10-K filed with the Commission on March 27, 1992 (File No. 0-13433)].

     10(q)(F)    Stock Option Agreement, dated as of June 8,
                 1992, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(p)(F) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     10(q)(G) Stock Option Agreement, dated as of June 25, 1993, between the Registrant and Jon L. Boyes. [Incorporated by reference to Exhibit 10(p)(G) to the Registrant's Form 10-K filed with the Commission on March 31, 1994 (File No. 0-13433)].

     10(q)(H)    Stock Option Agreement, dated as of June 3,
                 1994, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(t)(H) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     10(r)(A) Stock Option Agreement, dated as of June 25, 1993, between the Registrant and William L. Dickinson. [Incorporated by reference to
                 Exhibit 10(q) to the Registrant's Form 10-K filed with the Commission on March 31, 1994 (File No. 0-13433)].

     10(r)(B) Stock Option Agreement, dated as of June 3, 1994 between the Registrant and William L. Dickinson [Incorporated by reference to
                 Exhibit 10(u)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     *10(r)(C)   Stock Option Agreement, dated as of June 5,
                 1995 between the Registrant and William L.
                 Dickinson.

     10(s)(A) Stock Option Agreement, dated as of September 7, 1988, between the Registrant and Alvin E. Nashman [Incorporated by reference to Exhibit 10(t)(D) to the Registrant's Form 10-K filed with the Commission on March 31, 1989 (File No. 0-13433)].

     10(s)(B) Stock Option Agreement, dated as of March 30, 1990, between the Registrant and Alvin E. Nashman [Incorporated by reference to
                 Exhibit 10(t)(B) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No. 0-13433)].

     10(s)(C) Stock Option Agreement, dated as of June 14, 1990, between the Registrant and Alvin E. Nashman [Incorporated by reference to
                 Exhibit 10(t)(B) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No. 0-13433)].

     10(s)(D) Stock Option Agreement, dated as of June 13, 1991, between the Registrant and Alvin E. Nashman [Incorporated by reference to
                 Exhibit 10(r)(D) to the Registrant's Form 10-K filed with the Commission on March 27, 1992 (File No. 0-13433)].

     10(s)(E) Stock Option Agreement, dated as of June 8, 1992, between the Registrant and Alvin E. Nashman [Incorporated by reference to
                 Exhibit 10(r)(E) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     10(s)(F) Stock Option Agreement, dated as of June 25, 1993, between the Registrant and Alvin E. Nashman. [Incorporated by reference to Exhibit 10(r)(F) to the Registrant's Form 10-K filed with the Commission on March 31, 1994 (File No. 0-13443)].

     10(s)(G) Stock Option Agreement, dated as of June 3, 1994, between the Registrant and Alvin E. Nashman [Incorporated by reference to Exhibit 10(w)(G) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     *10(s)(H)   Stock Option Agreement, dated as of June 5, 1995,
                 between the Registrant and Alvin E. Nashman.

     *10(t) Stock Option Agreement, dated as of August 7, 1995, between the Registrant and George K. Webster.

     *10(u) Stock Option Agreement, dated as of November 8, 1995, between the Registrant and James E. Matthews.

     10(v) Representative Agreement, dated as of October 1, 1994, between Miltope Corporation and Pandolfi Group, Inc. [Incorporated by reference to
                 Exhibit 10(x) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

     *10(w) Settlement and Release Agreement, dated November 1, 1995, by and among the Registrant, Miltope
                 Corporation, Miltope Business Products, Inc.,
                 Pandolfi Group, Inc. and Richard Pandolfi.

     10(x)(A)    Asset Purchase Agreement, dated as of
                 December 23, 1992, between Miltope Business
                 Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to Exhibit 10(x)(A) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     10(x)(B) Guaranty of the Registrant, dated as of December 23, 1992, pursuant to Asset Purchase Agreement, dated as of December 23, 1992, between Miltope Business Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to
                 Exhibit 10(x)(B) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     10(x)(C) Supply Agreement, dated as of January 5, 1993, between Miltope Business Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to
                 Exhibit 10(x)(C) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     10(x)(D) Escrow Agreement, dated as of January 5, 1993, among Miltope Business Products, Inc., Mag-Tek, Inc. and First Interstate Bank of California, as Escrow Agent [Incorporated by reference to
                 Exhibit 10(x)(D) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     10(x)(E) Marketing Agreement, dated as of January 5, 1993, between Miltope Business Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to
                 Exhibit 10(x)(E) to the Registrant's Form 10-K filed with the Commission on March 25, 1993
                 (File No. 0-13433)].

     10(x)(F) Noncompetition Agreement, dated as of January 5, 1993, between Miltope Business Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to
                 Exhibit 10(x)(F) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

     *10(y) Employment Agreement, dated November 8, 1995, between the Registrant and James E. Matthews.

     18 Letter re change in accounting principle, dated May 13, 1994 [Incorporated by reference to
                 Exhibit 18 to the Registrant's Form 10-Q filed with the Commission on May 16, 1994 (File
                 No. 0-13433)].

     *21         Subsidiaries of the Registrant.

     *23 Independent Auditors' Consent, dated March 20, 1996, to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 on Form S-8 and
                 No. 33-33752 on Form S-3 of their report dated March 20, 1996 appearing in this Annual Report on Form 10-K for the year ended December 31, 1995.

     *27         Financial Data Schedule


     -----------------
     *Filed herewith

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------

     CONSOLIDATED FINANCIAL STATEMENTS
     PREPARED FOR FILING AS PART OF THE
     ANNUAL REPORT (FORM 10-K) TO THE
     SECURITIES AND EXCHANGE COMMISSION
     FOR THE YEAR ENDED DECEMBER 31, 1995

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------

     TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
     ------------------------------------------------------

                                                                      PAGE
                                                                      ----

     Independent Auditors' Report                                     F-2

     Consolidated Balance Sheets as of December 31, 1994
          and 1995                                                    F-3

     Consolidated Statements of Operations for the
          Years Ended December 31, 1993, 1994 and 1995                F-4

     Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1993, 1994 and 1995                F-5

     Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1993, 1994 and 1995                F-6

     Notes to Consolidated Financial Statements for the
          Years Ended December 31, 1993, 1994 and 1995                F-7


     All supplemental schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     INDEPENDENT AUDITORS' REPORT
     ----------------------------


     To the Stockholders and Board of Directors of Miltope Group Inc.:

     We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and its subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As further discussed in Note 2, during 1994 the Company changed its method of accounting for certain inventories. The accompanying consolidated financial statements for the year ended December 31, 1993 have been retroactively adjusted for this change.

     /s/ Deloitte & Touche LLP

     Birmingham, Alabama
     March 20, 1996

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------

     CONSOLIDATED BALANCE SHEETS
     DECEMBER 31, 1994 AND 1995
     --------------------------------------------------------------------------

     ASSETS                                  NOTES       1994            1995
     ------                                  -----       ----            ----

     CURRENT ASSETS:
          Cash                                        $   811,000    $   301,000
          Accounts receivable                3,7       14,623,000     10,417,000
          Inventories                        4,7       19,414,000     16,432,000
          Income tax receivable                         2,524,000           -
          Advances and other                              328,000        256,000
                                                      -----------    -----------
               Total current assets                    37,700,000     27,406,000
                                                      -----------    -----------

     PROPERTY AND EQUIPMENT - at cost:       1,7
          Machinery and equipment                       7,847,000      7,467,000
          Furniture and fixtures                        1,438,000      1,467,000
          Land, buildings and improvements              7,105,000      7,108,000
                                                      -----------    -----------
               Total property and equipment            16,390,000     16,042,000
          Less accumulated depreciation                 4,400,000      5,313,000
                                                      -----------    -----------
               Property and equipment - net            11,990,000     10,729,000
                                                      -----------    -----------
     OTHER ASSETS                            1,6,7      3,472,000      3,305,000
                                                      -----------    -----------
     TOTAL                                            $53,162,000    $41,440,000
                                                      ===========    ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES:
          Accounts payable                            $13,950,000    $ 5,956,000
          Accrued expenses                              3,815,000      1,958,000
          Current maturities of
            long-term debt                   7            230,000        528,000
          Deferred income taxes              1,8          307,000         68,000
                                                      -----------    -----------
               Total current liabilities               18,302,000      8,510,000
     LONG-TERM DEBT                          7         17,551,000     16,953,000
     DEFERRED INCOME TAXES                   1,8           79,000         64,000
                                                      -----------    -----------
     TOTAL LIABILITIES                                 35,932,000     25,527,000
                                                      -----------    -----------


     COMMITMENTS AND CONTINGENCIES           11

     STOCKHOLDERS' EQUITY:                   1,7,10
          Common stock - $.01 par value;
            20,000,000 shares authorized;
            5,834,148 and 5,867,148 shares
            outstanding at December 31, 1994
            and 1995, respectively                         68,000         68,000
          Capital-in-excess of par value               20,154,000     20,253,000
          Retained earnings                            10,597,000      9,613,000
          Net unrealized appreciation on
            investment available for sale,
            net of deferred income tax
            liability of $386,000 and
            $132,000 at December 31, 1994
            and 1995, respectively           1,6          657,000        225,000
                                                      -----------    -----------
                                                       31,476,000     30,159,000
          Less treasury stock                          14,246,000     14,246,000
                                                      -----------    -----------
                    Total stockholders' equity         17,230,000     15,913,000
                                                      -----------    -----------
     TOTAL                                            $53,162,000    $41,440,000
                                                      ===========    ===========


     See notes to consolidated financial statements.

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------


     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
     -------------------------------------------------------------------------


                             NOTES       1993           1994           1995
                             -----       ----           ----           ----

     NET SALES               1,12   $  84,320,000  $  75,569,000  $  65,708,000
                                    -------------  -------------  -------------

     COSTS AND EXPENSES:
       Cost of sales,
         as adjusted         2,4       63,088,000     69,889,000     52,336,000
       Selling, general
         and administrative            13,861,000      9,834,000      9,135,000
       Engineering, research
         and development     1          5,406,000      4,314,000      3,860,000
       Excess of asset
         carrying value
         over net realizable
         value               5          2,198,000           -              -
       Relocation and
         restructuring
         charge              14              -         9,100,000           -
                                    -------------  -------------  -------------

             Total                     84,553,000     93,137,000     65,331,000
                                    -------------  -------------  -------------

     INCOME (LOSS) FROM OPERATIONS       (233,000)   (17,568,000)       377,000

     INTEREST EXPENSE  - net            1,148,000      1,317,000      1,361,000
                                    -------------   ------------  -------------

     LOSS BEFORE INCOME
       TAXES                           (1,381,000)   (18,885,000)      (984,000)

     INCOME TAX BENEFIT      1,8         (525,000)    (3,425,000)           -
                                    -------------   ------------  -------------

     NET LOSS                       $    (856,000) $ (15,460,000) $    (984,000)
                                    =============  =============  =============

     NET LOSS PER COMMON
       SHARE                 1      $        (.15) $       (2.65) $        (.17)
                                    =============  =============  =============


     See notes to consolidated financial statements.

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
     ------------------------------------------------------------------------


                                  Common Stock
                                 --------------       Capital-in
                                            Par       Excess of   Retained
                                 Shares     Value     Par Value   Earnings
                                 ------     -----     ---------   --------

     Balance, January 1, 1993    6,762,487  $68,000   $20,125,000 $26,913,000

     Exercise of stock options      11,250     -           29,000        -

     Net Loss                         -        -             -       (856,000)
                                 ---------  -------   ----------- -----------

     Balance, December 31, 1993  6,773,737   68,000    20,154,000  26,057,000

     Change in unrealized
       appreciation on
       investment available
       for sale                       -       -             -           -

     Net  loss                        -       -             -     (15,460,000)
                                 ---------  -------   ----------- -----------

     Balance, December 31, 1994  6,773,737   68,000    20,154,000  10,597,000

     Exercise of  stock options     33,000    -           99,000         -

     Change in unrealized
       appreciation on
       investment available
       for sale                       -       -             -           -

     Net loss                         -       -             -        (984,000)
                                 ---------  -------   ----------- -----------

     Balance, December 31, 1995   6,806,737 $68,000   $20,253,000  $9,613,000
                                 ========== =======   ===========  ==========



                                 Net
                                 Unrealized
                                 Appreciation            Treasury Stock
                                 on Investment           --------------
                                 Available
                                 for Sale             Shares         Cost
                                 -------------        ------         ----

     Balance, January 1, 1993                         939,589     $14,246,000

     Exercise of stock options                           -               -

     Net loss                                            -               -
                                 ----------           -------     -----------

     Balance, December 31, 1994                        939,589     14,246,000

     Change in unrealized
       appreciation on
       investment available
       for sale                  $ 657,000               -               -

     Net  loss                        -                  -               -
                                 ----------           -------     -----------

     Balance, December 31, 1994    657,000            939,589     14,246,000

     Exercise of stock options        -                  -               -

     Change in unrealized
       appreciation on
       investment available
       for sale                   (432,000)              -               -

     Net loss                         -                  -               -
                                 ----------           -------     -----------

     Balance, December 31, 1995  $ 225,000            939,589     $14,246,000
                                 ==========           =======     ===========


     See notes to consolidated financial statements.

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
     ------------------------------------------------------------------------

                                         1993            1994           1995
                                         ----            ----           ----

     CASH FLOWS FROM OPERATING
       ACTIVITIES:
       Net loss                      $   (856,000)  $(15,460,000)  $   (984,000)
       Adjustments to reconcile
         net loss to cash provided
         by (used in) operating
         activities:
           Provision for doubtful
             accounts receivable              -           90,000       100,000
           Provision for (recovery of)
             slow-moving and obsolete
             inventories                 (268,000)     2,160,000        883,000
           Depreciation and
             amortization               1,190,000      1,572,000      1,701,000
           (Gain) loss on disposi-
             tion of property and
             equipment                    127,000       (133,000)       420,000
           Deferred income taxes         (736,000)    (1,137,000)          -
           Excess of asset carrying
             value over net
             realizable value           2,198,000           -              -
           Gain on sale of investment
              available for sale             -          (472,000)      (678,000)
           Write-down of property,
             equipment and inventory         -              -           168,000
           Change in operating assets
             and liabilities:
               Accounts receivable      1,875,000      3,739,000      4,106,000
               Inventories              1,560,000      6,038,000      2,282,000
               Income tax receivable     (968,000)    (1,237,000)     2,524,000
               Advances and other          14,000        (74,000)        72,000
               Other assets               228,000       (920,000)      (782,000)
               Deferred costs                -              -          (256,000)
               Accounts payable and
                 accrued expenses       1,290,000      3,879,000     (9,851,000)
                                     ------------    -----------   -------------
                   Cash (used in) pro-
                     vided by operating
                     activities         5,654,000     (1,955,000)      (295,000)
                                     ------------    -----------   -------------

     CASH FLOWS FROM INVESTING
       ACTIVITIES:
       Purchases of property and
         equipment                     (6,591,000)    (6,054,000)      (716,000)
       Proceeds from sale of
         property and equipment            24,000      5,662,000         22,000
       Proceeds from sale of
         investment available
         for sale                             -          473,000        680,000
       Payment for acquisition of
         business                      (2,000,000)          -               -
                                     ------------    -----------   -------------
                   Cash (used in) pro-
                     vided by investing
                     activities        (8,567,000)        81,000        (14,000)
                                     ------------    -----------   -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from (payments
         of) revolving credit
         loan  - net                    3,200,000      2,482,000     (3,003,000)
       Payments of other
         long-term debt                  (111,000)      (231,000)       (22,000)
       Payments of short-term debt           -              -        (3,375,000)
       Borrowing of long-term debt           -              -         6,100,000
       Exercise of stock options           29,000           -            99,000
                                     ------------    -----------   -------------
                   Cash (used in) pro-
                     vided by financing
                     activities         3,118,000      2,251,000       (201,000)
                                     ------------    -----------   -------------

     NET INCREASE (DECREASE) IN CASH      205,000        377,000       (510,000)
     CASH, BEGINNING OF YEAR              229,000        434,000        811,000
                                     ------------    -----------   -------------
     CASH, END OF YEAR               $    434,000   $    811,000   $    301,000
                                     ============    ===========   =============
     SUPPLEMENTAL DISCLOSURE:
       Payments made (received) for:
         Income taxes                $  1,277,000   $ (1,131,000)  $ (2,802,000)
                                     ============    ===========   =============
         Interest                    $  1,025,000   $  1,079,000   $  1,596,000
                                     ============    ===========   =============


     See notes to consolidated financial statements.

     MILTOPE GROUP INC. AND SUBSIDIARIES
     -----------------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
     --------------------------------------------------------------------------

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING
          AND FINANCIAL REPORTING POLICIES
          ---------------------------------

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements
          ---------------------------
          include the accounts of Miltope Group Inc. (the "Company") and its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), Miltope Business Products, Inc. ("MBP") and Miltope's wholly-owned subsidiary, International Miltope, Ltd., a Foreign Sales Corporation ("FSC").
          All material intercompany transactions have been eliminated.

          NATURE OF OPERATIONS - The Company through its two industry segments,
          --------------------
          military/rugged and commercial (MBP), is engaged in the development of computers and peripheral equipment for rugged and other specialized applications for military and commercial customers, domestic and international. On January 1, 1996, the Company consolidated the operations of Miltope and MBP.

          ACCOUNTING ESTIMATES - The Company's consolidated financial statements
          --------------------
          are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FAIR VALUE OF  FINANCIAL INSTRUMENTS - The carrying value of the
          ------------------------------------
          Company's accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. Additional information regarding the fair value of other financial instruments is disclosed in Notes 6 and 7.

          INVESTMENT AVAILABLE FOR SALE - During 1994, the Company adopted the
          -----------------------------
          provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available for sale or trading, as defined, and reported at fair value. The investment owned by the Company is considered available for sale. Gains and losses on the disposition of the investment available for sale are computed under the specific identification method. Unrealized gains and losses, net of tax, related to the investment available for sale are reported as a separate component of stockholders' equity. The Company did not hold any trading investments or securities deemed to be held to maturity throughout 1994 or 1995. Restrictions on the Company's ability to sell this investment were resolved during 1994, thus there would be no effect on stockholders' equity had the Company adopted SFAS 115 at December 31, 1993.

          DEPRECIATION AND AMORTIZATION - Depreciation of machinery, equipment,
          -----------------------------
          furniture and fixtures is computed on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 10 years. Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements is computed on the straight-line method over the lesser of the estimated useful life of the improvement or the remaining term of the lease.

          INTANGIBLE ASSETS - Intangible assets include a noncompete agreement
          -----------------
          and purchased technology with an aggregate carrying value of $900,000 and $695,000 at December 31, 1994 and 1995, respectively, which are being amortized over a six to seven-year period on a straight-line basis. The accumulated amortization as of December 31, 1994 and 1995 is $313,000 and $605,000, respectively. The Company periodically reviews intangible assets to assess recoverability, and impairments would be recognized in operating results if a permanent diminution were to occur.

          PROGRESS BILLINGS - In accordance with the terms of certain sales
          -----------------
          contracts, a portion of the costs incurred as of the end of specified periods may be billed to the applicable customers even though the contracted units have not been delivered. In accordance with trade practice, such progress payments are not recorded as revenue until the related units are shipped. The amounts of paid progress billings for which the related units have not been shipped are applied against the carrying value of inventories held for the contracts (see Note 4).

          REVENUE RECOGNITION - Sales and related cost of sales are generally
          -------------------
          recognized under the unit-of-delivery method of accounting. A significant multi-year contract is accounted for under the percentage-of-completion method of accounting. Income is recognized under the percentage-of-completion method using the cost-to-cost method after considering management's estimates of costs to complete utilizing all available information. Sales under cost reimbursable type contracts are recorded as work is performed. Provisions for estimated losses on contracts in progress are recorded in the period in which the loss is determined. Revisions in profit estimates are reflected in the period in which the facts that require revision are known. Amounts representing contract change orders or claims are included in sales only when they can be reasonably estimated and realization is probable.

          ENGINEERING, RESEARCH AND DEVELOPMENT - Engineering, research and
          -------------------------------------
          development expenditures not made in connection with sales contracts are charged to expense as incurred.

          INCOME TAXES - On January 1, 1993, the Company adopted the provisions
          ------------
          of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The impact on the Company's 1993 consolidated financial statements of the adoption of SFAS 109 was not material.

          NET LOSS PER COMMON SHARE - Net loss per common share is based on the
          -------------------------
          weighted average number of shares outstanding during the year. The dilutive effect of outstanding common stock options was not included in the loss per share computations. The weighted average number of shares used in computing net loss per common share was 5,825,000 in 1993, 5,834,000 in 1994 and 5,853,000 in 1995.

          RECLASSIFICATIONS - Certain prior years amounts have been reclassified
          -----------------
          to conform with the 1995 presentation.

          ACCOUNTING STANDARDS - Yet to be Adopted In October 1995, the
          --------------------
          Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

          Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No 25") but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

          The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25 and will not elect to change to the fair value method. Adoption of the disclosure provisions of this statement in 1996 will result in only increased disclosures regarding pro forma net income and earnings per share as if the Company had applied the new method of accounting.

          The FASB has also issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
          This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for fiscal years beginning after December 15, 1995 and management believes its impact would be immaterial to the Company's consolidated financial statements if adopted currently.


     2.   CHANGE IN ACCOUNTING PRINCIPLE
          ------------------------------

          On January 1, 1994, the Company changed its method of accounting for certain inventories to the actual-cost-incurred method from the last-in, first-out ("LIFO") cost method. The Company adopted the LIFO method during 1975 at a time when the cost of materials, labor and overhead were increasing annually at dramatic rates. However, since that time, the prices for materials have declined and created an annual reduction of such costs while labor and overhead have increased substantially. This has created an inconsistent effect among the Company's cost components and, as a result, LIFO does not properly reflect the aggregate cost of inventories. The change to the actual-cost-incurred method was made to avoid distortions in financial reporting and to achieve what management believes will be a better reflection of operating results and greater comparability from period to period. In addition, the change will eliminate the additional record keeping and computational effort required in using the LIFO method.

          The Company has retroactively adjusted its consolidated financial statements for this change. The effect of the accounting change decreased net income and net income per share as previously reported for the year ended December 31, 1993 by $986,000 and $.17, respectively.

     3.   ACCOUNTS RECEIVABLE
          -------------------

          Accounts receivable consists of the following:

                                                       1994          1995
                                                       ----          ----

               Amounts receivable from the
                    United States Government      $  3,359,000   $  2,775,000
               Unbilled receivables on
                    contracts in progress            3,223,000      1,655,000
               Amounts receivable from
                    other customers                  8,291,000      6,388,000
               Allowance for doubtful accounts        (250,000)      (401,000)
                                                  ------------   ------------
                         Total                    $ 14,623,000   $ 10,417,000
                                                  ============   ============

          Unbilled receivables relate principally to certain long-term contracts accounted for on the percentage-of-completion basis. Receivables on the contracts are billed upon shipment of deliverables to the customers.

     4.   INVENTORIES
          -----------

          Inventories consist of the following:

                                                       1994          1995
                                                       ----          ----

          Purchased parts and subassemblies       $   3,268,000  $   2,766,000
          Work-in-process                            13,769,000     13,581,000
          Inventoried costs relating to long-
               term contracts and programs, net
               of amounts attributed to revenues
               recognized to date                     2,687,000         85,000
                                                  ------------   ------------
                                                     19,724,000     16,432,000
          Less progress billings received               310,000           -
                                                  ------------   ------------
               Total                              $ 19,414,000   $ 16,432,000
                                                  ============   ============

          Work-in-process inventories include materials purchased for specific contracts. Inventories include an allowance for slow-moving and obsolete items of $1,240,000, $2,000,000 and $2,700,000 at December
          31, 1993, 1994, and 1995, respectively. The Company wrote-off $379,000, $1,400,000 and $183,000 of slow-moving and obsolete inventory during 1993, 1994 and 1995, respectively.

          Cost has been determined on the first-in, first-out basis for Miltope and MBP. Inventory relating to a significant long-term government contract is accounted for based on the estimated average cost of all items included in the contract.

     5.   ASSET AVAILABLE FOR SALE
          ------------------------

          During 1993, the Company exercised an option to purchase its manufacturing and administrative facility in Melville, New York for $5.0 million. During the fourth quarter of 1993, the Company decided to sell the building. As a result, at December 31, 1993, the Company recognized a charge of approximately $2.2 million representing the excess of the carrying value of the building and related improvements over the estimated selling price (less costs to dispose). At December 31, 1993, the Company classified the net realizable value of the asset and related improvements as a current asset since they intended to consummate the sale during 1994. Such sale occurred during 1994.

     6.   OTHER ASSETS
          ------------

          In January 1993, the Company acquired certain assets of Mag-Tek, Inc., a manufacturer of commercial airline products, for aggregate consideration, including related acquisition costs, of approximately $3.5 million. The consideration consisted of $2.0 million in cash, aggregate discounted minimum royalties of approximately $1.1 million (see Note 7) and $400,000 in related acquisition costs. The acquisition has been accounted for as a purchase.

          The Company has an investment available for sale, with an original cost of $5,000, in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company is a major customer of M-Systems. The Company currently owns 92,014 shares of M-Systems stock at December 31, 1995. The fair market value of the Company's investment in M-Systems stock on December 31, 1995 is $357,000 and is included in other assets and as a separate component of stockholders' equity (net of deferred income taxes) on the accompanying consolidated balance sheet. During 1994 and 1995, the Company sold 111,500 and 160,850 shares of stock, respectively. The Company has provided notice to M-Systems of its intent to exercise its option to purchase an additional 153,242 shares of M-Systems stock at a price of $231,000. No value has been ascribed to the option at December 31, 1995.

          The Company made loans to a related entity of which the chairman of such entity is a member of the Company's board of directors and, through other shareholdings, is affiliated with the majority shareholder of the Company. The loans bear interest at .75 percent above the prime lending rate (such prime lending rate being 8.5 percent and 8.75 percent at December 31, 1994 and 1995, respectively). The maximum amount loaned during the years ended December 31, 1994 and 1995 was $500,000. At December 31, 1994 and 1995, this loan of $500,000 is reflected within other assets on the accompanying consolidated balance sheets since collection is not anticipated to occur during the next fiscal year.

     7.   LONG-TERM DEBT
          --------------

          Long-term debt consists of the following:

                                                       1994          1995
                                                       ----          ----

               Revolving credit loan              $ 13,307,000   $ 10,304,000
               Term loan                             3,375,000
               Present value of minimum royalty
                    payments                         1,099,000      1,077,000
               1995 Industrial Development Authority
                    Revenue Bond                           -        6,100,000
                                                  ------------   ------------
                    Total                           17,781,000     17,481,000
                    Less current maturities            230,000        528,000
                                                  ------------   ------------

                    Total                         $ 17,551,000   $ 16,953,000
                                                  ============   ============

          A $15,000,000 revolving credit agreement bears interest at the bank's reference rate plus .25% (8.75% and 9.0% at December 31, 1994 and 1995, respectively) and is scheduled to mature on May 31, 1997, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods based upon a review of the previous year-end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

          The term loan from the bank was used by the Company to purchase and renovate its new corporate headquarters in 1994. The interest rate on this loan at December 31, 1994 was 8.75%. In January 1995, the Company repaid the term loan with a portion of the proceeds of $6,100,000 of the 1995 Industrial Development Authority Revenue Bonds (the "Bonds"). Principal payments under the agreement with the Industrial Development Authority begin in December 1996. Repayment of the Bonds is secured by an irrevocable letter of credit issued by an Alabama bank in an amount up to $6.2 million which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities. Property and equipment with a carrying value of $8,205,000 and $7,744,000 at December 31, 1994 and 1995, respectively, are pledged as collateral. The agreement with the Industrial Development Authority bears interest at a variable market rate which ranged from 5.77% to 6.33% during 1995, and was 5.87% at December 31, 1995.

          The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees,
          (iii) investment in, and advances to, other entities, and (iv) payment of dividends. On December 12, 1995, the Company received waivers from the bank of certain financial covenant violations existing at September 30, 1995 and amendments of such covenants for future periods through December 31, 1996. There were no financial covenant violations as of December 31, 1995. The amendments prohibit payment of dividends as long as waivers are required of certain financial covenants. Thereafter, the Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

          In connection with an acquisition (see Note 6), the Company agreed to pay annual minimum royalty payments of $200,000, $400,000, $500,000 and $600,000, which began in October, 1995. The Company recorded this obligation based on the present value of those payments using a 15% discount rate.

          The aggregate maturities of long-term debt subsequent to December 31, 1995 are as follows:

                         Year Ending December 31,
                         ------------------------

                                   1996                $   528,000
                                   1997                  2,403,000
                                   1998                  4,008,000
                                   1999                  3,745,000
                                   2000                  2,057,000
                                   Thereafter            4,740,000
                                                       -----------

                                   Total               $17,481,000
                                                       ===========

          It is not practicable to estimate the fair value of the minimum royalty payments because quoted market prices do not exist for similar type instruments. The fair value of other long-term debt approximated the carrying value as of December 31, 1995.

     8.   INCOME TAXES
          ------------

          The provision (benefit) for income taxes consists of the following:

                                      1993            1994            1995
                                      ----            ----            ----
          Current:
               Federal             $  87,000      $(2,450,000)   $        -
               State                 124,000          162,000             -
          Deferred                  (736,000)      (1,137,000)            -
                                   ---------      -----------    -------------

          Total                    $(525,000)     $(3,425,000)   $        -
                                   ==========     ===========    =============

     The deferred tax assets and liabilities at December 31, 1994 and 1995 are comprised of the following:

                                                  1994
                                   -----------------------------------
                                                        DEFERRED
                                   DEFERRED               TAX
     Current:                      TAX ASSETS          LIABILITIES
                                   ----------          -----------
      Inventory                         -              $ (574,000)
      Non-deductible accruals      $  846,000               -
                                   ----------          -----------

      Total current                   846,000            (574,000)
      Valuation allowance            (579,000)              -
                                   ----------          -----------
      Net current                     267,000            (574,000)
                                   ----------          -----------

     Long-term:
      Reserves                        228,000               -
      Net operating loss
       carryforward                 3,499,000               -
      Alternative minimum tax
       credit carryforward            163,000               -
      Accelerated depreciation            -              (922,000)
      Unrealized appreciation on
       investment available for sale      -              (386,000)
                                   -----------         ------------

      Total long-term               3,890,000            (1,308,000)
      Valuation allowance          (2,661,000)              -
                                   -----------         ------------
      Net long-term                 1,229,000            (1,308,000)
                                   -----------         ------------

     Net                           $1,496,000          $ (1,882,000)
                                   ===========         =============


                                                  1994
                                   -----------------------------------


     Current:                        TOTAL
                                   ----------
      Inventory                    $ (574,000)
      Non-deductible accruals         846,000
                                   ----------

      Total current                   272,000
      Valuation allowance            (579,000)
                                   ----------
      Net current                    (307,000)
                                   ----------

     Long-term:
      Reserves                        228,000
      Net operating loss
       carryforward                 3,499,000
      Alternative minimum tax
       credit carryforward            163,000
      Accelerated depreciation       (922,000)
      Unrealized appreciation on
       investment available for sale (386,000)
                                   -----------

      Total long-term               2,582,000
      Valuation allowance          (2,661,000)
                                   -----------
      Net long-term                   (79,000)
                                   -----------

     Net                           $ (386,000)
                                   ===========



                                                  1995
                                   -----------------------------------
                                                        DEFERRED
                                   DEFERRED               TAX
     Current:                      TAX ASSETS          LIABILITIES
                                   ----------          -----------
      Inventory                                        $ (114,000)
      Non-deductible accruals      $  205,000               -
                                   ----------          -----------

      Total current                   205,000            (114,000)
      Valuation allowance            (159,000)              -
                                   ----------          -----------
      Net current                      46,000            (114,000)
                                   ----------          -----------

     Long-term:
      Reserves                        297,000               -
      Net operating loss
       carryforward                 3,962,000               -
      Alternative minimum tax
       credit carryforward            163,000               -
      Accelerated depreciation            -              (932,000)
      Unrealized appreciation on
       investment available for sale      -              (132,000)
                                   -----------         ------------

      Total long-term               4,422,000            (1,064,000)
      Valuation allowance          (3,422,000)              -
                                   -----------         ------------
      Net long-term                 1,000,000            (1,064,000)
                                   -----------         ------------

     Net                           $1,046,000          $ (1,178,000)
                                   ===========         =============


                                                  1995
                                   -----------------------------------


     Current:                        TOTAL
                                   ----------
      Inventory                    $ (114,000)
      Non-deductible accruals         205,000
                                   ----------

      Total current                    91,000
      Valuation allowance            (159,000)
                                   ----------
      Net current                     (68,000)
                                   ----------

     Long-term:
      Reserves                        297,000
      Net operating loss
       carryforward                 3,962,000
      Alternative minimum tax
       credit carryforward            163,000
      Accelerated depreciation       (932,000)
      Unrealized appreciation on
       investment available for sale (132,000)
                                   -----------

      Total long-term               3,358,000
      Valuation allowance          (3,422,000)
                                   -----------
      Net long-term                   (64,000)
                                   -----------

     Net                           $ (132,000)
                                   ===========


          At December 31, 1994 and 1995, a valuation allowance of $3,240,000 and $3,581,000 has been established against the net deferred income tax assets. Such valuation allowance can be adjusted in future periods as the probability of realization of the net deferred income tax assets increases.

          The Company has a net operating loss carryforward for Federal income tax purposes of approximately $10,300,000 and $1,200,000, which will expire in 2009 and 2010, respectively, if not utilized.

          The Company's benefit for income taxes differs from the amount computed using the Federal statutory tax rate as a result of the following items:

                                        1993           1994              1995
                                        ----           ----              ----

     Amount at Federal
       statutory rate              $ (469,000)    $(6,421,000)        $(335,000)
     Increases (reductions)
       due to:
       State taxes - net of
          Federal income tax
            benefit                   116,000         132,000           (34,000)
       Exempt FSC income              (20,000)           -                 -
       Reversal of excess amounts
         provided in prior years     (163,000)           -                 -
       Change in state tax rates         -           (283,000)             -
       Valuation allowance provided                 3,240,000           341,000
       Other                           11,000         (93,000)           28,000
                                    ---------     -----------         ----------
     Total                          $(525,000)    $(3,425,000)        $    -
                                    =========     ==========          ==========


     9.  EMPLOYEE BENEFIT PLANS
         ----------------------

         CASH BONUS PLAN - The Company has a bonus plan which provides for
         ---------------
         employee participation in earnings. All permanent, full-time employees (excluding certain executives) are eligible. The bonus plan provides for quarterly contributions of up to 8 percent of a defined base. All eligible employees participate in the bonus plan based upon respective salary levels and years of service. The Company's bonus provision for the years ended December 31, 1993 and 1994 was $442,000, and $185,000, respectively. The Company did not award a bonus for 1995.

         SAVINGS PLAN - The Company has a profit-sharing retirement plan
         ------------
         (the "Plan") which covers substantially all employees. Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute from 4 to 15 percent of
         their total pay.   The Company's provision pursuant to the Plan
         amounted to $262,000 and $270,000 in 1993 and 1994, respectively.
         The Company made no contributions for 1995.

         PERFORMANCE BASED BONUS PLAN The Company has a bonus plan that
         ----------------------------
         provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. The Company's bonus provision for 1993 was $20,000. No bonus provision was made for 1994 or 1995.

     10.  STOCK OPTIONS
          -------------

          The Company has an Incentive Stock Option Plan ("ISO"), a
          Management Stock Option Plan ("MSO") and a Key Employee Stock Option Plan ("KSO"). The ISO, MSO and KSO Plans expired in 1994 and 1995. In addition, on April 11, 1995, the Company adopted the 1995 Stock Option and Performance Award Plan ("SOPA") which was approved by the Company's stockholders on June 5, 1995. Under the ISO, MSO, KSO and SOPA plans, 376,780, 187,700, 150,000 and 500,000 shares of common stock, respectively, were reserved for issuance under options to be granted for periods not to exceed ten years at an exercise price not less than the fair market value of the shares at the date of grant. Such options are exercisable at a cumulative rate of 25 percent in each of the first four years subsequent to the applicable grant. Options for 126,515 shares, 112,390 shares and 185,585 shares were exercisable at December 31, 1993, 1994 and 1995, respectively.

               In addition, certain of the Company's outside directors have been granted options to purchase shares of common stock at exercise prices of 85 percent of the fair market value of such shares at date of grant. Such options are exercisable at any time during the term of ten years as long as the recipient is a director or within one year after termination of service. Options were exercisable for 68,247 shares, 85,164 shares and 155,085 shares at December 31, 1993, 1994 and 1995, respectively.

          Additional information regarding stock options granted pursuant to the stock option plans is as follows:

                                   Options For
                                     Shares           Option Price
                                   -----------        ------------
     OUTSTANDING -
       December 31, 1992            395,601           $2.55 to $16.79
       Granted                      108,896           $3.72 to $5.50
       Canceled                    (133,735)          $3.00 to $16.00
       Exercised                    (11,250)          $2.63
    -------------------------------------------------------------------------
     OUTSTANDING -
       December 31, 1993            359,512           $2.55 to $16.79
       Granted                       41,917           $2.66 to $3.63
       Canceled                    (103,125)          $5.50 to $15.38
    -------------------------------------------------------------------------
     OUTSTANDING -
       December 31, 1994            298,304           $2.55 to $16.79
       Granted                      150,278           $2.66 to $3.75
       Canceled                    (168,497)          $3.63 to $15.38
    -------------------------------------------------------------------------
     OUTSTANDING -
       December 31, 1995            280,085           $2.66 to $16.79
                                    =======

          In addition, options to purchase 33,000 shares were exercised during 1995 at an exercise price of $3.00 per share. These options were originally granted independently of the aforementioned stock option plans. There are no other options granted independently of the aforementioned stock option plans.

     11.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Company is obligated under several noncancelable operating leases covering office facilities and equipment. Minimum rental payments under all noncancelable leases, exclusive of renewal options, are as follows:


                    YEAR ENDING DECEMBER 31,
                    -----------------------

                              1996                       $  222,000
                              1997                          166,000
                              1998                           84,000
                              1999                           68,000
                              2000                           29,000
                              Thereafter                  2,547,000
                                                          ---------
                              Total                      $3,116,000
                                                          =========

          Aggregate rental expense under noncancelable operating leases amounted to $1,371,000, $749,000 and $688,000 in 1993, 1994 and 1995,
          respectively.

          In relation to a significant contract which was terminated in October 1992, the Company has an equitable adjustment claim of $2.4 million, which is part of its prime contractor's claim against its customer, and has submitted a termination settlement proposal which is presently in negotiation. In 1994, $800,000 of the equitable adjustment claim was recognized as revenue.

     12.  SEGMENT INFORMATION
          -------------------
          The Company operates in two industry segments. Information about the Company's industry segments is as follows:

                                          MILITARY/RUGGED        COMMERCIAL
                                          ---------------        ----------
     1993
     ----

     Sales to unaffiliated customers       $ 77,672,000         $ 6,648,000
     Intersegment sales                       5,981,000               3,000
                                           ------------         -----------

     Net sales                             $ 83,653,000         $ 6,651,000
                                           ============         ===========

     Income (loss) from operations         $  2,165,000         $(2,337,000)
                                           ============         ===========
     Interest expense - net
     Loss before income taxes

     Identifiable assets                   $ 53,601,000         $ 9,136,000
                                           ============         ===========

     Capital expenditures                  $  5,959,000         $   632,000
                                           ============         ===========

     Depreciation and amortization         $    952,000         $   238,000
                                           ============         ===========

                                          MILITARY/RUGGED        COMMERCIAL
                                          ---------------        ----------
     1994
     ----

     Sales to unaffiliated customers       $ 66,882,000         $ 8,687,000
     Intersegment sales                       8,976,000              38,000
                                           ------------         -----------

     Net sales                             $ 75,858,000         $ 8,725,000
                                           ============         ===========

     Loss from operations                  $(13,287,000)        $(4,546,000)
                                           ============         ===========
     Interest expense - net
     Loss before income taxes

     Identifiable assets                   $ 46,201,000         $ 6,846,000
                                           ============         ===========

     Capital expenditures                  $  5,972,000         $    82,000
                                           ============         ===========

     Depreciation and amortization         $    896,000         $   676,000
                                           ============         ===========

                                          MILITARY/RUGGED        COMMERCIAL
                                          ---------------        ----------
     1995
     ----

     Sales to unaffiliated customers       $ 55,974,000         $ 9,733,000
     Intersegment sales                       9,247,000              46,000
                                           ------------         -----------

     Net sales                             $ 65,221,000         $ 9,779,000
                                           ============         ===========

     Income (loss) from operations         $  3,164,000         $(2,557,000)
                                           ============         ===========
     Interest expense - net

     Loss before income taxes

     Identifiable assets                   $ 35,905,000         $ 5,845,000
                                           ============         ===========

     Capital expenditures                  $    563,000         $   153,000
                                           ============         ===========

     Depreciation and amortization         $  1,024,000         $   677,000
                                           ============         ===========


                                            ELIMINATIONS       CONSOLIDATED
                                            ------------       ------------
     1993
     ----

     Sales to unaffiliated customers                           $ 84,320,000
     Intersegment sales                     $(5,984,000)
                                            -----------        ------------

     Net sales                              $(5,984,000)       $ 84,320,000
                                            ===========        ============

     Income (loss) from operations          $   (61,000)       $   (233,000)
                                            ===========
     Interest expense - net                                       1,148,000
                                                               ------------
     Loss before income taxes                                  $ (1,381,000)
                                                               ============

     Identifiable assets                    $  (150,000)       $ 62,587,000
                                            ===========        ============

     Capital expenditures                                      $  6,591,000

                                                               ============
     Depreciation and amortization                             $  1,190,000
                                                               ============

                                            ELIMINATIONS       CONSOLIDATED
                                            ------------       ------------
     1994
     ----

     Sales to unaffiliated customers                           $ 75,569,000
     Intersegment sales                     $(9,014,000)
                                            -----------        ------------

     Net sales                              $(9,014,000)       $ 75,569,000
                                            ===========        ============

     Loss from operations                   $   265,000        $(17,568,000)
                                            ===========
     Interest expense - net                                       1,317,000
                                                               ------------
     Loss before income taxes                                  $(18,885,000)
                                                               ============

     Identifiable assets                    $   115,000        $ 53,162,000
                                            ===========        ============

     Capital expenditures                                      $  6,054,000
                                                               ============

     Depreciation and amortization                             $  1,572,000
                                                               ============


                                            ELIMINATIONS       CONSOLIDATED
                                            ------------       ------------
     1995
     ----

     Sales to unaffiliated customers                           $ 65,708,000
     Intersegment sales                     $(9,293,000)
                                            -----------        ------------

     Net sales                              $(9,292,000)       $ 65,708,000
                                            ===========        ============

     Income (loss) from operations          $  (230,000)       $    377,000
                                            ===========
     Interest expense - net                                       1,361,000
                                                               ------------
     Loss before income taxes                                  $   (984,000)
                                                               ============

     Identifiable assets                    $   115,000        $ 41,635,000
                                            ===========        ============

     Capital expenditures                                      $    716,000
                                                               ============

     Depreciation and amortization                             $  1,701,000
                                                               ============

          In 1993, 1994 and 1995, foreign sales accounted for 9 percent, 17 percent and 23 percent, respectively, of the military/rugged segment net sales and 18 percent, 11 percent and 3 percent, respectively, of the commercial segment net sales.

          During 1993, 1994 and 1995, the United States Government accounted for 62 percent, 57 percent and 63 percent of consolidated net sales of the Company, respectively.


     13.  UNAUDITED QUARTERLY FINANCIAL DATA
          ----------------------------------

          Summarized unaudited quarterly financial data for the years ended December 31, 1994 and December 31, 1995 is as follows:

                                                 THIRTEEN WEEKS ENDED
                                           --------------------------------
                                           MARCH 31, 1994      JULY 2, 1994
                                           --------------      ------------

     Net Sales                              $20,089,000         $18,803,000
                                            ===========         ===========

     Gross Profit                           $ 5,046,000         $ 4,913,000
                                            ===========         ===========

     Net Income (loss)                      $(5,144,000)        $   795,000
                                            ===========         ===========

     Net Income (loss)
       Per Common Share                           $(.88)               $.14
                                                  =====                ====

                                                 THIRTEEN WEEKS ENDED
                                           --------------------------------
                                           OCTOBER 2, 1994   DECEMBER 31, 1994
                                           ---------------   -----------------

     Net Sales                              $21,085,000        $ 15,592,000
                                            ===========        ============

     Gross Profit                           $ 4,848,000        $ (9,127,000)
                                            ===========        ============

     Net Income (loss)                      $   960,000        $(12,101,000)
                                            ===========        ============

     Net Income (loss)
       Per Common Share                            $.16              $(2.07)
                                                   ====              ======


                                                 THIRTEEN WEEKS ENDED
                                           --------------------------------
                                           MARCH 31, 1995      JULY 1, 1995
                                           --------------      ------------
     Net Sales                              $16,199,000         $21,063,000
                                            ===========         ===========

     Gross Profit                           $ 2,546,000         $ 4,662,000
                                            ===========         ===========

     Net Income (loss)                      $(1,332,000)        $   193,000
                                            ===========         ===========

     Net Income (loss)
       Per Common Share                           $(.23)               $.03
                                                  =====                ====

                                                  THIRTEEN WEEKS ENDED
                                           -----------------------------------
                                           OCTOBER 1, 1995   DECEMBER 31, 1995
                                           ---------------   -----------------

     Net Sales                              $18,226,000        $ 10,220,000
                                            ===========        ============

     Gross Profit                           $ 3,611,000        $  2,553,000
                                            ===========        ============

     Net Income (loss)                      $   618,000        $   (463,000)
                                            ===========        ============

     Net Income (loss)
       Per Common Share                            $.11               $(.08)
                                                   ====               =====


     14.  RELOCATION AND RESTRUCTURING
          ----------------------------

          In 1994, the Company relocated and restructured substantially all of the manufacturing, engineering and administrative functions located in Melville, New York to Alabama and Vermont. A pre-tax charge of $9.1 million was recorded during fiscal 1994 to cover the costs associated with the relocation and restructuring, which include the following:


                    Severance and related
                      human resource programs                $1,080,000
                    Employee relocation                       3,151,000
                    Transfer of assets to Alabama
                       and Vermont                            2,326,000
                    Production inefficiencies                 2,543,000
                                                            -----------
                         Total                               $9,100,000
                                                             ==========

          At December 31, 1994, $1.3 million of this charge, representing certain relocation related costs, is included in accrued expenses on the accompanying consolidated balance sheet and was paid during 1995. At December 31, 1995, there is substantially no remaining liability on the accompanying consolidated balance sheet, as the relocation is complete.

     15.  RELATED PARTY TRANSACTION
          -------------------------
          Effective January 1, 1995, Innova International Corporation acquired 62.8%, subject to adjustment in certain circumstances, of the out-standing common stock of the Company pursuant to certain share ex-change transactions with Stonebrook Group, Inc. and Stuvik AB.

                                      SIGNATURES
                                      ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MILTOPE GROUP INC.
     March 27, 1996
                                        /s/ George K. Webster
                                        -------------------------------------
                                        George K. Webster
                                        President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     March 27, 1996                     /s/ George K. Webster
                                        ------------------------------------
                                        George K. Webster
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)

     March 27, 1996                     /s/ James E. Matthews
                                        ------------------------------------
                                        James E. Matthews
                                        Vice President, Finance (Principal
                                        Accounting and Financial Officer)

     March   , 1996
                                        ------------------------------------
                                        J. Shelby Bryan
                                        Director

     March 27, 1996                     /s/ Alvin E. Nashman
                                        ------------------------------------
                                        Alvin E. Nashman
                                        Director

     March 27, 1996                     /s/ Jan H. Stenback
                                        ------------------------------------
                                        Jan H. Stenbeck
                                        Director

     March 27, 1996                     /s/ William Mustard
                                        ------------------------------------
                                        William Mustard
                                        Director

     March 27, 1996                     /s/ John Cusik
                                        ------------------------------------
                                        John Cusick
                                        Director

     March 27, 1996                     /s/ Franklin Miller
                                        ------------------------------------
                                        Franklin Miller
                                        Director

     March 27, 1996                     /s/ William L. Dickinson
                                        ------------------------------------
                                        William L. Dickinson
                                        Director

                                 EXHIBIT INDEX


          Exhibit
          Number         Description of Exhibit
          ------         ----------------------

          10(r)(C)       Stock Option Agreement, dated as of
                         June 5, 1995 between the Registrant
                         and William L. Dickinson.

          10(s)(H)       Stock Option Agreement, dated as of
                         June 5, 1995, between the
                         Registrant and Alvin E. Nashman.

          10(t)          Stock Option Agreement, dated as of
                         August 7, 1995, between the
                         Registrant and George K. Webster.

          10(u)          Stock Option Agreement, dated as of
                         November 8, 1995, between the
                         Registrant and James E. Matthews.

          10(w)          Settlement and Release Agreement,
                         dated November 1, 1995, by and
                         among the Registrant, Miltope
                         Corporation, Miltope Business
                         Products, Inc., Pandolfi Group,
                         Inc. and Richard Pandolfi.

          10(y)          Employment Agreement, dated
                         November 8, 1995, between the
                         Registrant and James E. Matthews.

          21             Subsidiaries of the Registrant.

          23             Independent Auditors' Consent,
                         dated March 20, 1996, to the
                         incorporation by reference in
                         Registration Statements No. 2-
                         97977, No. 33-8245, No. 33-78744
                         and No. 33-65233 on Form S-8 and
                         No. 33-33752 on Form S-3 of their
                         report dated March 20, 1996
                         appearing in this Annual Report on
                         Form 10-K for the year ended
                         December 31, 1995.

          27             Financial Data Schedule