Form 10-Q
period 1996-03-31
MILTOPE GROUP INC
filed 1996-05-14
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


              For the Quarter
          Ended March 31, 1996          Commission File Number 0-13433
          --------------------

                             MILTOPE GROUP INC.
          -----------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)



                      Delaware                         11-2693062
          ---------------------------------     -------------------------
             (State or other jurisdiction           (I.R.S. Employer
          of incorporation or organization)           Identification No.)


           500 Richardson Road South
                 Hope Hull, AL                            36043
          ---------------------------------     ------------------------
              (Address of principal                    (Zip Code)
               executive offices)


          Registrant's telephone number, including area code (334) 284-8665
                                                              -------------

                        Not Applicable
          ----------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report


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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at March 31, 1996:
          5,867,148 shares of Common Stock, $.01 par value.

                            PART I - FINANCIAL INFORMATION

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS



          ASSETS                              DECEMBER 31       MARCH 31
          ------                              -----------       --------
                                                 1995             1996
                                                 ----             ----
                                               (audited)      (unaudited)
                                                -------        ---------


          CURRENT ASSETS:
            Cash                            $     301,000   $     812,000
            Accounts receivable                10,417,000       9,890,000
            Inventories                        16,432,000      15,588,000
            Advances and other                    256,000         532,000
                                            -------------   -------------
              Total current assets             27,406,000      26,822,000
                                            -------------   -------------
          PROPERTY AND EQUIPMENT - at cost:
            Machinery and equipment             7,467,000       7,476,000
            Furniture and fixtures              1,467,000       1,467,000
            Land, building and improvements     7,108,000       7,126,000
                                            -------------   -------------
              Total property and equipment     16,042,000      16,069,000
            Less accumulated depreciation       5,313,000       5,671,000
                                            -------------   -------------
              Property and equipment - net     10,729,000      10,398,000
                                            -------------   -------------
          OTHER ASSETS                          3,305,000       2,979,000
                                            -------------   -------------
          TOTAL                               $41,440,000     $40,199,000
                                            =============   =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          CURRENT LIABILITIES:
            Accounts payable                $   5,956,000   $   4,455,000
            Accrued expenses                    1,958,000       1,846,000
            Current maturities of
              long-term debt                      528,000         528,000
            Deferred income taxes                  68,000               -
                                            -------------   -------------
              Total current liabilities         8,510,000       6,829,000
          LONG-TERM DEBT                       16,953,000      17,488,000
          DEFERRED INCOME TAXES                    64,000          29,000
                                            -------------   -------------
          TOTAL LIABILITIES                    25,527,000      24,346,000
                                            -------------   -------------
          STOCKHOLDERS' EQUITY:
          Common stock - $.01 par value;           68,000          68,000
            20,000,000 shares authorized;
            authorized; 5,867,148 shares
            outstanding
          Capital in excess of par value       20,253,000      20,253,000
          Retained earnings                     9,613,000       9,729,000
          Net unrealized appreciation on
            investment available for
            sale, net of deferred income
            tax liability of $132,000
            at December 31, 1995 and
            $29,000 at March 31, 1996,
            respectively                          225,000          49,000
                                            -------------   -------------
                                               30,159,000      30,099,000
          Less treasury stock                  14,246,000      14,246,000
                                            -------------   -------------
              Total stockholders' equity       15,913,000      15,853,000
                                            -------------   -------------
          TOTAL                             $  41,440,000   $  40,199,000
                                            =============   =============


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)



                                           Thirteen Weeks Ended March 31,
                                          ---------------------------------
                                                 1995            1996
                                            -------------   -------------

          NET SALES                         $  16,199,000   $   9,950,000
                                            -------------   -------------
          COSTS AND EXPENSES:
            Cost of sales                      13,653,000       7,290,000
            Selling, general and
              administrative                    2,424,000       1,656,000
            Engineering, research and
              development                       1,042,000         566,000
                                            -------------   -------------
              Total                            17,119,000       9,512,000
                                            -------------   -------------

          INCOME (LOSS) FROM OPERATIONS         (920,000)         438,000

          INTEREST EXPENSE -  net                 412,000         321,000
                                            -------------   -------------
          INCOME (LOSS) BEFORE INCOME
          TAXES                               (1,332,000)         117,000

          INCOME TAXES                                 -                -
                                            -------------   -------------
          NET INCOME (LOSS)                 $ (1,332,000)   $     117,000
                                            =============   =============
          NET INCOME (LOSS) PER SHARE       $      (0.23)   $         .02
                                            =============   =============
          Weighted average number of
            shares                              5,834,000       5,867,000
                                            =============   =============


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1995 AND 1996
                                     (unaudited)

                                                 1995             1996
                                                 ----             ----
          OPERATING ACTIVITIES:

           Net income (loss)                 $ (1,332,000)  $     117,000
           Adjustments to reconcile net
           income (loss) to net cash used
           in operating activities:

              Depreciation and amortization       408,000         430,000
              Provision for slow-moving and
                obsolete inventories              200,000         225,000
              Provision for doubtful accounts
                 receivable                        19,000        (23,000)
              Gain on sale of investment
                available for sale                      -       (257,000)
              Loss on sale of fixed assets              -          22,000
              Deferred income taxes                     -       (103,000)
              Change in operating assets and
                 liabilities:
                  Accounts receivable           1,866,000         550,000

                  Inventories                   1,016,000         619,000

                  Advances and other               45,000       (276,000)

                  Other assets                  (264,000)          83,000

                  Accounts payable and
                   accrued expenses           (3,095,000)     (1,616,000)

                  Income taxes receivable         (9,000)               -
                                            -------------   -------------

                     Net cash used in
                      operating activities    (1,146,000)       (229,000)
                                            -------------   -------------

          INVESTING ACTIVITIES:
               Purchase of property and
                equipment                       (126,000)        (57,000)
               Investment restricted for
                capital expenditures          (1,091,000)               -
               Proceeds from sale of
                investment available
                for sale                                -         258,000
               Proceeds from sale of
                property and equipment             11,000           4,000
                                            -------------   -------------
                     Net cash provided by
                      (used in) investing
                      activities              (1,206,000)         205,000
                                            -------------   -------------

          FINANCING ACTIVITIES:
               Proceeds from long-term debt     6,100,000               -
               Proceeds from (payments of)
                revolving credit loan-net        (650,000)        535,000
               Payments of other long-term
                debt                           (3,375,000)             -
                                             -------------   ------------
                     Net cash provided by
                      financing activities      2,075,000         535,000
                                            -------------   -------------
          NET INCREASE (DECREASE) IN CASH        (277,000)        511,000

          CASH, BEGINNING OF PERIOD               811,000         301,000
                                            -------------   -------------
          CASH, END OF PERIOD                $    534,000      $  812,000
                                            =============   =============
          SUPPLEMENTAL DISCLOSURE:
               Payments made for:
                 Income taxes                $      9,000      $        -
                                            =============   =============
                 Interest                    $    491,000      $  270,000
                                            =============   =============


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MILTOPE GROUP INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


          1. NATURE OF OPERATIONS - On January 1, 1996, the Company consolidated the operations of Miltope Corporation and Miltope Business Products.

          2. FINANCIAL STATEMENTS - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of March 31, 1996 and the results of operations and cash flows for the thirteen weeks ended March 31, 1995 and 1996.

          The results for the thirteen weeks ended March 31, 1995 and 1996 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          3.  INVENTORIES

          Inventories consist of the following:


                                        December 31, 1995  March 31, 1996
                                        -----------------  --------------

          Purchased parts and               $   2,766,000   $   4,115,000
              subassemblies
          Work-in-process                      13,581,000      11,353,000
          Inventoried costs related to
              long-term contracts and
              programs, net of amounts
              attributed to revenues
              recognized to date                   85,000         120,000
                                            -------------   -------------
          Total                             $  16,432,000   $  15,588,000
                                            =============   =============

          4. OTHER ASSETS - The Company has an investment available for sale in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company is a major customer of M-Systems. The Company currently owns 20,529 shares of M-Systems stock. The fair market value of the Company s investment in M-Systems stock on March 31, 1996 is $78,000 and is included in other assets and as a separate component of stockholders equity (net of deferred income taxes) on the accompanying condensed consolidated balance sheet. The Company has provided notice to M-Systems of its intent to exercise its option to purchase an additional 153,242 shares of M-Systems stock at a price of $231,000. No value has been ascribed to the option at March 31, 1996.

          5. INCOME TAXES - The income tax provision in the first quarter was completely offset by the utilization of the Company s net
          operating loss carryforward.   A net deferred tax asset could be
          recognized in future periods if the probability of realization increases.

          6. CONTINGENCY - In relation to a significant contract which was terminated in October 1992, the Company has an equitable adjustment claim of $2.4 million, which is part of its prime contractor s claim against its customer, and has submitted a termination settlement proposal which is presently in negotiation. In 1994, $800,000 of the equitable adjustment claim was recognized as revenue.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL
          -------

               The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks ended March 31, 1996 and March 31, 1995.


          RESULTS OF OPERATIONS
          ---------------------

               Net sales for the thirteen week period ended March 31, 1996 (first quarter) were $10.0 million compared to net sales of $16.2 million for the same period in 1995. The decrease in sales was the result of lower military product sales.

               The gross margin percentage for the first quarter of 1996 was 26.7% compared to 15.7% for the same period in 1995. The improved gross margin performance was partially attributable to a more favorable product mix. The lower gross margin for the first quarter of 1995 reflects the impact of the relocation difficulties originally encountered in 1994.

               Selling, general and administrative expenses for the first quarter 1996 decreased 31.7% from the first quarter of 1995, to approximately $1.7 million. Selling, general and administrative expenses as a percent of sales were 16.6% in the first quarter of 1996 compared to 15% in 1995. The increase in 1996 as a percent of sales principally reflects the lower sales volume.

               Engineering, research and development expenses for the first quarter 1996 decreased 45.7% from the first quarter of 1995 to $566 thousand. Engineering, research and development expenses as a percent to sales were 5.7% in the first quarter of 1996 compared to 6.4% for the same period in 1995. Management believes that an annual expenditure level of between 5% and 7% of net sales should adequately maintain the Company s competitiveness and allow for new product development.

               Interest expense, net of interest income, was $321 thousand in the first quarter of 1996 compared to $412 thousand for the same period in 1995. The decrease reflects decreased debt compared to the prior year.

               Net earnings for the first quarter of 1996 as compared to the same period in 1995 increased $1.4 million to $117 thousand. Earnings per share were $0.02 compared to a loss per share of $0.23 for the same period a year ago based on a weighted average of 5.9 million shares and 5.8 million shares of the Company s common stock outstanding for the respective periods.

               The income tax provision in the first quarter was completely offset by the utilization of the Company s net operating loss
          carryforward.   A net deferred tax asset could be recognized in
          future periods if the probability of realization increases.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Working capital approximated $20 million at March 31, 1996 compared to $18.9 million at December 31, 1995.

               A $15 million revolving credit agreement bears interest at the bank's reference rate plus .25%. As of March 31, 1996, the Company had approximately $4.2 million available under such facility. The revolving credit facility balance was $10.8 million at March 31, 1996 compared to $10.3 million at December 31, 1995. The revolving credit facility is scheduled to mature on May 31, 1997 at which time the outstanding amount would be converted into a term loan, payable in twelve (12) equal quarterly installments. However, the bank may extend the revolving credit facility for successive one (1) year periods based upon a review of the Company's financial position. The Company's accounts receivable, contract rights and inventories' are pledged as collateral to the agreement.


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



                                             MILTOPE GROUP INC.



                                             By: /s/ James E. Matthews
                                                -------------------------
                                                James E. Matthews,
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)

          Dated: May  10, 1996

                            EXHIBIT INDEX

     Exhibit             Description
     -------             -----------

       27                Financial Data Schedule