Form 10-Q
period 1996-06-30
MILTOPE GROUP INC
filed 1996-08-13
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



  For the Quarter
Ended June 30, 1996               Commission File Number 0-13433



                      MILTOPE GROUP INC.
     (Exact Name of Registrant as Specified in its Charter)



          Delaware                           11-2693062
  (State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)         Identification No.)

500 Richardson Road South
     Hope Hull, AL                           36043
(Address of principal                     (Zip Code)
 executive offices)

Registrant's telephone number, including area code (334) 284-8665

                        Not Applicable
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at August 13, 1996:
5,867,148 shares of Common Stock, $.01 par value.

                 PART I - FINANCIAL INFORMATION

          MILTOPE GROUP INC. AND SUBSIDIARIES CONDENSED
                   CONSOLIDATED BALANCE SHEETS

                                      DECEMBER 31,     JUNE 30,
ASSETS                                   1995           1996
                                       (audited)     (unaudited)
                                     -------------  ------------
CURRENT ASSETS:
  Cash                              $    301,000    $   706,000
  Accounts receivable                 10,417,000     11,965,000
  Inventories                         16,432,000     13,116,000
  Advances and other                     256,000        273,000
                                    ------------    -----------
     Total current assets             27,406,000     26,060,000
                                    ------------    -----------
PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment              7,467,000      7,504,000
  Furniture and fixtures               1,467,000      1,467,000
  Land, building and improvements      7,108,000      7,180,000
                                    ------------    -----------
    Total property and equipment      16,042,000     16,151,000
  Less accumulated depreciation        5,313,000      6,032,000
                                    ------------    -----------
    Property and equipment - net      10,729,000     10,119,000
                                    ------------    -----------
OTHER ASSETS                           3,305,000      2,251,000
                                    ------------    -----------
TOTAL                               $ 41,440,000    $38,430,000
                                    ============    ===========
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
  Accounts payable                  $  5,956,000    $ 3,664,000
  Accrued expenses                     1,958,000      1,887,000
  Current maturities of long-term debt   528,000        200,000
  Deferred income taxes                   68,000              -
                                    ------------    -----------
     Total current liabilities         8,510,000      5,751,000
LONG-TERM DEBT                        16,953,000     16,348,000
DEFERRED INCOME TAXES                     64,000              -
                                    ------------    -----------
TOTAL LIABILITIES                     25,527,000     22,099,000
                                    ------------    -----------
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;            68,000         68,000
  20,000,000 shares
  authorized; 5,867,148 shares
  outstanding
Capital in excess of par value        20,253,000     20,253,000
Retained earnings                      9,613,000     10,256,000
Net unrealized appreciation on
  investment available for sale,
  net of deferred income tax
liability of $132,000 at
  December 31, 1995                      225,000              -
                                    ------------    -----------
                                      30,159,000     30,577,000
Less treasury stock                   14,246,000     14,246,000
                                    ------------    -----------
  Total stockholders' equity          15,913,000     16,331,000
                                    ------------    -----------
TOTAL                               $ 41,440,000    $38,430,000
                                    ============    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               MILTOPE GROUP INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                      Twenty-Six Weeks Ended
                                   ------------------------------
                                      July 1,         June 30,
                                       1995            1996
                                    -----------     -----------
NET SALES                           $37,262,000     $21,086,000
                                    -----------     -----------
COSTS AND EXPENSES:
  Cost of sales                      30,054,000      15,981,000
  Selling, general and                5,308,000       2,889,000
   administrative

Engineering, research and
   development                        2,293,000         982,000
                                    -----------     -----------
     Total                           37,655,000      19,852,000
                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS          (393,000)      1,234,000
INTEREST EXPENSE -  net                 746,000         591,000
                                    -----------     -----------
INCOME (LOSS) BEFORE  INCOME TAXES   (1,139,000)        643,000
INCOME TAXES                               -               -
                                    -----------     -----------
NET INCOME (LOSS)                   $(1,139,000)    $   643,000
NET INCOME (LOSS) PER SHARE         $      (.20)    $       .11
                                    ===========     ===========
Weighted average number of shares:    5,839,000       5,867,000
                                    ===========     ===========

<SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
</TABLE)

               MILTOPE GROUP INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                        Thirteen Weeks Ended
                                     ----------------------------
                                        July 1,       June 30,
                                         1995           1996
                                      -----------    -----------
NET SALES                             $21,063,000    $11,137,000
                                      -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                        16,401,000      8,692,000
  Selling, general and administrative   2,884,000      1,233,000
  Engineering, research and development 1,251,000        416,000
                                      -----------    -----------
     Total                             20,536,000     10,341,000
                                      -----------    -----------
INCOME FROM OPERATIONS                    527,000        796,000
INTEREST EXPENSE -  net                   334,000        270,000
                                      -----------    -----------
INCOME BEFORE  INCOME TAXES               193,000        526,000
INCOME TAXES                                    -              -
                                      -----------    -----------
NET  INCOME                           $   193,000    $   526,000
                                      ===========    ===========
NET INCOME PER SHARE                  $       .03    $       .09
                                      ===========    ===========
Weighted average number of shares:      5,843,000      5,867,000
                                      ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               MILTOPE GROUP INC. AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
  FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1995 AND JUNE 30, 1996
                           (unaudited)

                                                        July 1,        June 30,
                                                         1995            1996
                                                      ----------      ---------
OPERATING ACTIVITIES:
 Net income (loss)                                    $(1,139,000)     $643,000
 Adjustments to reconcile net income
 (loss) to net cash used in
 operating activities:
  Depreciation and amortization                           815,000       858,000
  Provision for slow-moving and
   obsolete inventories                                   400,000       450,000
  Provision for doubtful accounts receivable               32,000      (265,000)
  Gain on sale of investment available for sale                 -      (522,000)
  Loss on sale of fixed assets                                  -        22,000
  Deferred income taxes                                    70,000      (132,000)
 Change in operating assets and liabilities:
   Accounts receivable                                  1,195,000    (1,284,000)
   Inventories                                           (893,000)    2,867,000
   Advances and other                                     (67,000)      (17,000)
   Other assets                                          (351,000)      695,000
   Accounts payable and accrued expenses               (3,093,000)   (2,366,000)
   Income taxes receivable                              2,524,000             -
                                                      -----------    ----------
      Net cash provided by (used in)
      operating activities                               (507,000)      949,000
                                                      -----------    ----------
INVESTING ACTIVITIES:
 Purchase of property and equipment                      (442,000)     (139,000)
 Investment restricted for capital expenditures          (857,000)            -
 Proceeds from sale of investment available for sale            -       524,000
 Proceeds from sale of property and equipment              11,000         4,000
                                                      -----------     ---------
    Net cash provided by (used in) investing activities(1,288,000)      389,000
                                                      -----------     ---------
FINANCING ACTIVITIES:
 Proceeds from long-term debt                           6,100,000            -
 Payments of revolving credit loan-net                 (1,377,000)    (782,000)
 Payments of other long-term debt                      (3,375,000)    (151,000)
 Exercise of stock options                                 33,000            -
                                                      -----------     --------
    Net cash provided by (used in)financing activities  1,381,000     (933,000)
                                                      -----------     --------
NET INCREASE (DECREASE) IN CASH                          (414,000)     405,000
CASH, BEGINNING OF PERIOD                                 811,000      301,000
                                                      -----------     --------
CASH, END OF PERIOD                                   $   397,000   $  706,000
                                                      ===========   ==========
SUPPLEMENTAL DISCLOSURE:
   Payments made (refunds received):
      Income taxes                                    $(2,533,000)  $        -
                                                      ===========   ==========
      Interest                                        $   805,000   $  560,000
                                                      ===========   ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               MILTOPE GROUP INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)


1. Nature of Operations - On January 1, 1996,the Company consolidated the operations of Miltope Corporation and Miltope
Business Products.

2. Financial Statements - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of June 30, 1996 and the results of operations and cash flows for the twenty-six and thirteen weeks ended July 1, 1995 and June 30,1996.

The results for the twenty-six weeks ended July 1, 1995 and June 30, 1996 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.   Inventories - Net

Inventories consist of the following:

                                December 31, 1995     June 30,1996
                                -----------------     ------------
Purchased parts and
  subassemblies                    $ 2,766,000        $ 7,068,000
Work-in-process                     13,581,000          5,860,000
Inventoried costs
  related to
  long-term contracts
  and programs, net of
  amounts attributed
  to revenues recognized
  to date                               85,000            243,000
                                   -----------        -----------
Total                               16,432,000         13,171,000
Less progress billings received              -             55,000
                                   -----------        -----------
Total                              $16,432,000        $13,116,000
                                   ===========        ===========

4.   Other Assets - The Company has an investment in M-Systems
Flash Disk  Pioneers,  Ltd. ("M-Systems"), a company based  in
Israel. The Company currently owns 153,242 restricted shares of M-Systems stock with an original cost of $231,000. The original cost is included in other assets.

5.   Income  Taxes - The income tax provision in the second
quarter  was completely offset by the utilization of the
Company's  net operating  loss  carryforward.   A net  deferred
tax  asset  could  be recognized   in  future  periods  if  the
probability  of  realization increases.

6. Contingency - During the thirteen weeks ended June 30, 1996, an equitable adjustment claim was settled for an amount which approximated revenue previously recognized relating to a significant contract which was terminated in 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------
     The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks and twenty-six weeks ended June 30, 1996, as compared to thirteen weeks and twenty-six weeks ended July 1, 1995.

RESULTS OF OPERATIONS
- ---------------------

Thirteen  weeks ended  June 30, 1996 compared to thirteen  weeks
- ----------------------------------------------------------------
ended July 1, 1995.
- -------------------

     Net sales for the thirteen weeks ended June 30, 1996 (second quarter of 1996) were $11.1 million compared to net sales for the thirteen weeks ended July 1, 1995 (second
quarter of 1995)  of  $21.1 million.   The  decrease  in  sales
was the result  of  lower military product sales.

     The gross margin percentage for the second quarter of 1996 was 22.0% as compared with 22.1% for the same period in 1995.

     Selling, general and administrative expenses for the second quarter of 1996 decreased 57.2% from the second quarter of 1995, to approximately $1.2 million. These expenses as a percent of sales were 11.1% in the second quarter of 1996 compared to 13.7% for the similar period in 1995.

      Company sponsored engineering, research and development expenses for the second quarter of 1996 decreased 66.7% from the second quarter of 1995 to $416 thousand. These expenses as a percentage of sales were 3.7% in the second quarter of 1996 compared to 5.9% for the similar period in 1995. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense net of interest income was $270 thousand
in the second quarter of 1996 compared to $334 thousand for the
similar period in  1995.   The decrease reflects decreased debt
compared to the  prior year.

      Net earnings for the second quarter of 1996 as compared with the same period of 1995 increased $333 thousand. Earnings per share were $.09 for the second quarter of 1996 compared to $.03 for the similar period a year ago based on a weighted average of 5.9 million shares and 5.8 million shares of the Company's common stock outstanding for the respective periods.

      The income tax provision in the second quarter of 1996 was completely offset by the utilization of the Company's net operating loss carryforward. A net deferred tax asset could be recognized in future periods if the probability of realization increases.

Twenty-six  weeks  ended  June 30, 1996 compared  to  Twenty-six
- ----------------------------------------------------------------
weeks ended July 1, 1995.
- -------------------------

      Net sales for the twenty-six weeks ended June 30, 1996 (first half of 1996) were $21.1 million compared to net sales for the twenty-six weeks ended July 1, 1995 (first half of 1995) of $37.3 million. The decrease in sales was the result of lower military product sales.

      The gross margin percentage for the first half of 1996 was 24.2% as compared with 19.3% for the same period in 1995. The lower gross margin performance in the first half of 1995 was attributable to the operational impact of the relocation transition to Montgomery, Alabama.

     Selling, general and administrative expenses for the first half of 1996 decreased 45.6% from the first half of 1995, to $2.9 million. These expenses as a percent of sales were 13.7% in the first half of 1996 compared to 14.2% for the similar period in 1995.

      Company sponsored engineering research and development expenses for the first half of 1996 decreased 57.2% from the first half of 1995 to $982 thousand. These expenses as a percentage of sales were 4.7% in the first half of 1996 compared to 6.2% for the similar period in 1995. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense net of interest income was $591 thousand in the first half of 1996 compared to $746 thousand for the similar period in 1995. The decrease reflects decreased debt compared to the prior year.

     Net earnings for the first half of 1996 were $643 thousand compared to a net loss of $1.1 million for the similar period in 1995. Earnings per share for the first half of 1996 were $0.11 compared to a loss per share of $0.20 for the similar period a year ago based on a weighted average of 5.9 million shares and 5.8 million shares of the Company's common stock outstanding for the respective periods.

      The income tax provision in the first half of 1996 was completely offset by the utilization of the Company's net
operating   loss carryforward.  A net deferred tax asset could be
recognized in future periods if the probability of realization increases.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Working capital approximated $20.3 million at June 30, 1996 compared to $18.9 million at December 31, 1995.

      A  $15  million revolving credit agreement bears interest
at  the bank's reference rate plus .25%.  As of June 30, 1996,
the Company  had approximately   $5.5  million  available  under
such  facility.

      The revolving credit facility balance was $9.5 million at June 30,1996 compared to $10.3 million at December 31, 1995. The revolving credit facility is scheduled to mature on May 31, 1997 at which time the outstanding amount would be converted into a term loan, payable in twelve (12) equal quarterly installments. However, the bank may extend the revolving credit facility for successive one (1) year periods based upon a review of the Company's financial position. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

PART II - OTHER INFORMATION
- ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------
            27.  Financial Data Schedule

       (b) Reports on Form 8-K
           -------------------
             None

                           SIGNATURES
                          ------------


      Pursuant  to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   MILTOPE GROUP INC.

                                   By:
                                      -------------------------
                                        James E. Matthews,
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principle Accounting and
                                     Financial Officer)




Dated:  August 13, 1996

