Form 10-Q
period 1996-09-29
MILTOPE GROUP INC
filed 1996-11-12
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Quarter
Ended September 29, 1996      Commission File Number 0-13433
------------------------

                      MILTOPE GROUP INC.
-----------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)



        Delaware                            11-2693062
--------------------------------        -------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)


500 Richardson Road South
Hope Hull, AL                             36043
-------------------------               -----------
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

     Yes   X                   No
        ------                    ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at November 6, 1996:
5,867,148 shares of Common Stock, $.01 par value.

                 PART I - FINANCIAL INFORMATION

               MILTOPE GROUP INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                    DECEMBER 31,   SEPTEMBER 29,
ASSETS                                 1995            1996
                                     (audited)     (unaudited)
                                   -------------   -------------
CURRENT ASSETS:
  Cash                             $   301,000     $   692,000
  Accounts receivable               10,417,000      11,272,000
  Inventories                       16,432,000      14,786,000
  Advances and other                   256,000         308,000
                                   -----------     -----------
    Total current assets            27,406,000      27,058,000
                                   -----------     -----------
PROPERTY AND EQUIPMENT - at cost:
  Machinery and equipment            7,467,000       7,342,000
  Furniture and fixtures             1,467,000       1,466,000
  Land, building and improvements    7,108,000       7,236,000
                                   -----------     -----------
    Total property and equipment    16,042,000      16,044,000
  Less accumulated depreciation      5,313,000       6,415,000
                                   -----------     -----------
    Property and equipment - net    10,729,000       9,629,000
                                   -----------     -----------
OTHER ASSETS                         3,305,000       2,322,000
                                   -----------     -----------
TOTAL                              $41,440,000     $39,009,000
                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
CURRENT LIABILITIES:
  Accounts payable                 $ 5,956,000     $ 4,544,000
  Accrued expenses                   1,958,000       1,724,000
  Current maturities of long-term
  debt                                 528,000         200,000
  Deferred income taxes                 68,000               -
                                   -----------     -----------
    Total current liabilities        8,510,000       6,468,000
LONG-TERM DEBT                      16,953,000      15,667,000
DEFERRED INCOME TAXES                   64,000               -
                                   -----------     -----------
TOTAL LIABILITIES                   25,527,000      22,135,000
                                   -----------     -----------
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  5,867,148 shares outstanding          68,000          68,000
Capital in excess of par value      20,253,000      20,253,000
Retained earnings                    9,613,000      10,799,000
Net unrealized appreciation on
  investment available for sale,net
  of deferred income tax liability
  of $132,000 at December 31,1995      225,000               -
                                   -----------     -----------
                                    30,159,000      31,120,000
Less treasury stock                 14,246,000      14,246,000
                                   -----------     -----------
  Total stockholders'equity         15,913,000      16,874,000
                                   -----------     -----------
TOTAL                              $41,440,000     $39,009,000
                                   ===========     ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MILTOPE GROUP INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                  Thirty-Nine Weeks Ended
                              ------------------------------
                               October 1,      September 29,
                                  1995             1996
                              -----------      -------------
NET SALES                      $55,488,000      $33,145,000
                               -----------      -----------
COSTS AND EXPENSES:
 Cost of sales                  44,668,000       25,028,000
 Selling, general and
  administrative                 7,215,000        4,839,000
 Engineering, research and
  development                    3,073,000        1,204,000
                               -----------      -----------
Total                           54,956,000       31,071,000
                               -----------      -----------
INCOME FROM OPERATIONS             532,000        2,074,000

INTEREST EXPENSE -  net          1,053,000          888,000
                               -----------      -----------
INCOME(LOSS)BEFORE INCOME
TAXES                             (521,000)       1,186,000

INCOME TAXES                             -                -
                               -----------      -----------
NET INCOME (LOSS)              $  (521,000)     $ 1,186,000

NET INCOME (LOSS) PER SHARE    $      (.09)     $       .20
                               ===========      ===========
Weighted average number of
shares:                          5,841,000        5,867,000
                               ===========      ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MILTOPE GROUP INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                     Thirteen Weeks Ended
                                  ----------------------------
                                   October 1,    September 29,
                                      1995           1996
                                  -----------    -------------
NET SALES                         $18,226,000    $12,059,000
                                  -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                    14,615,000      9,047,000
  Selling, general and
   administrative                   1,906,000      1,878,000
  Engineering, research and
   development                        780,000        294,000
                                  -----------    -----------
     Total                         17,301,000     11,219,000
                                  -----------    -----------
INCOME FROM OPERATIONS                925,000        840,000
INTEREST EXPENSE -  net               307,000        297,000
                                  -----------    -----------
INCOME BEFORE  INCOME TAXES           618,000        543,000
INCOME TAXES                                -              -
                                  -----------    -----------
NET  INCOME                       $   618,000    $   543,000
                                  ===========    ===========
NET INCOME PER SHARE              $       .11    $       .09
                                  ===========    ===========
Weighted average number of
shares:                             5,840,000      5,867,000
                                  ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MILTOPE GROUP INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THIRTY-NINE WEEKS ENDED
             OCTOBER 1, 1995 AND SEPTEMBER 29, 1996
                           (unaudited)

                                                  October 1,   September 29,
                                                     1995          1996
                                                  ----------   -------------
OPERATING ACTIVITIES:
 Net income (loss)                               $ (521,000)   $ 1,186,000
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
 Depreciation and amortization                     1,133,000     1,288,000
 Provision for slow-moving and
  obsolete inventories                               667,000       580,000
 Provision for doubtful accounts receivable           (4,000)       45,000
 Gain on sale of investment available for sale      (321,000)     (522,000)
 Loss on sale of fixed assets                        395,000        22,000
 Deferred income taxes                               (58,000)     (132,000)
 Change in operating assets and liabilities:
  Accounts receivable                                 67,000      (530,000)
  Inventories                                      4,151,000       693,000
  Advances and other                                 216,000       (52,000)
  Other assets                                      (571,000)      389,000
  Accounts payable and accrued expenses           (9,923,000)   (1,647,000)
  Income taxes receivable                          2,524,000             -
  Asset available for sale                          (238,000)            -
                                                 -----------   -----------
   Net cash provided by (used in)
   operating activities                           (2,483,000)    1,320,000
                                                 -----------   -----------
INVESTING ACTIVITIES:
 Purchase of property and equipment                 (838,000)     (268,000)
 Investment restricted for capital expenditures      375,000             -
 Proceeds from sale of investment
  available for sale                                 322,000       524,000
 Proceeds from sale of property and equipment         11,000         4,000
                                                 -----------    ----------
 Net cash provided by (used in) investing
 activities                                         (130,000)      260,000
                                                 -----------    ----------
FINANCING ACTIVITIES:
 Proceeds from long-term debt                      6,100,000             -
 Payments of revolving credit loan- net             (812,000)     (538,000)
 Payments of other long-term debt                 (3,375,000)     (651,000)
 Exercise of stock options                            99,000             -
                                                 -----------    ----------
  Net cash provided by (used in) financing
   activities                                      2,012,000    (1,189,000)
                                                 -----------    ----------
NET INCREASE (DECREASE) IN CASH                     (601,000)      391,000

CASH, BEGINNING OF PERIOD                            811,000       301,000
                                                 -----------    ----------
CASH, END OF PERIOD                              $   210,000    $  692,000
                                                 ===========    ==========
SUPPLEMENTAL DISCLOSURE:
 Payments made (refunds received):
  Income taxes                                   $(2,533,000)  $         -
                                                 ===========   ===========
  Interest                                       $   946,607   $ 1,043,000
                                                 ===========   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Reduction of liability associated with
 acquisition                                     $         -   $   425,000
                                                 ===========   ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               MILTOPE GROUP INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)


1.    Nature  of  Operations   -   On  January  1,  1996,  the
Company consolidated the operations of Miltope Corporation and Miltope Business Products.

2. Financial Statements - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of September 29, 1996 and the results of operations and cash flows for the thirty-nine and thirteen weeks ended October 1, 1995 and September 29, 1996.

The results for the thirty-nine weeks ended October 1,1995 and September 29, 1996 are not necessarily indicative of the results
for an entire year.   It is suggested that these consolidated
financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.   Inventories - Net
Inventories consist of the following:

                         December 31, 1995     September 29, 1996
                         -----------------     ------------------
Purchased parts and
  subassemblies          $  2,766,000          $ 9,120,000
Work-in-process            13,581,000            5,450,000
Inventoried costs
related to long-term
contracts and programs,
net of amounts attributed
to revenues recognized
to date                        85,000              216,000
                         ------------          -----------
Total                    $ 16,432,000          $14,786,000
                         ============          ===========

4. Other Assets - The Company has an investment in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company currently owns 153,242 restricted shares of M-Systems stock with an original cost of $231,000. The original cost is included in other assets.

5. Income Taxes - The income tax provision in the third quarter and first nine months of 1996 was completely offset by the utilization of the Company's net operating loss carryforward.
A net deferred tax asset could be recognized in future periods if the probability of realization increases.

6. Reclassifications - Certain prior year amounts have been reclassified to conform with the current year classification.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks and thirty-nine weeks ended September 29, 1996, as compared to thirteen weeks and thirty-nine weeks ended October 1, 1995.

RESULTS OF OPERATIONS
---------------------
Thirteen weeks ended September 29, 1996 compared to thirteen weeks ended October 1, 1995.
--------------------------------------------------------------
      Net sales for the thirteen weeks ended September 29, 1996 (third quarter of 1996) were $12,059,000 compared to net sales for the thirteen weeks ended October 1, 1995 (third quarter of 1995)of $18,226,000. The decrease in sales was the result of lower military product sales.

      The gross margin percentage for the third quarter of 1996 was 25.0% as compared with 19.8% for the same period in 1995.
The increase in gross margin percentage was the result of a more favorable product mix.

     Selling, general and administrative expenses for the third quarter of 1996 decreased 1.5% from the third quarter of 1995, to $1,878,000. These expenses as a percent of sales were 15.6% in the third quarter of 1996 compared to 10.5% for the similar period in 1995. The increase in selling, general and administrative expenses as a percent of net sales was due to lower net sales for the third quarter of 1996 as compared to the same period in 1995 and a gain on the sale of M-Systems shares in the third quarter of 1995.

      Company sponsored engineering, research and development expenses for the third quarter of 1996 decreased 62.3% from the third quarter of 1995 to $294,000. These expenses as a percentage of sales were 2.4% in the third quarter of 1996 compared to 4.3% for the similar period in 1995. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense net of interest income was $297,000 in the third quarter of 1996 compared to $307,000 for the similar period in 1995.

      Net earnings for the third quarter of 1996 as compared with the same period of 1995 decreased $75,000. Earnings per share were $.09 for the third quarter of 1996 compared to $.11 for the similar period a year ago based on a weighted average of 5,867,000 shares and 5,840,000 shares of the Company's common stock outstanding for the respective periods.

      The income tax provision in the third quarter of 1996 was completely offset by the utilization of the Company's net operating loss carryforward. A net deferred tax asset could be recognized in future periods if the probability of realization increases.

Thirty-nine weeks ended September 29, 1996 compared to Thirty-nine weeks ended October 1, 1995.
---------------------------------------------------------------
      Net sales for the thirty-nine weeks ended September 29, 1996 (first nine months of 1996) were $33,145,000 compared to net sales for the thirty-nine weeks ended October 1, 1995 (first nine months of 1995) of $55,488,000. The decrease in sales was the result of lower military product sales.

      The gross margin percentage for the first nine months of 1996 was 24.5% as compared with 19.5% for the same period in 1995. The increase in gross margin was the result of a more favorable product mix.

      Selling, general and administrative expenses for the first nine months of 1996 decreased 32.9% from the first nine months of
1995, to $4,839,000.   These expenses as a percent of sales were
14.6% in the first nine months of 1996 compared to 13.0% for the similar period in 1995. The increase in selling, general and administrative expenses as a percent of net sales was primarily attributable to lower net sales for the third quarter of 1996 as compared to the same period in 1995.

      Company sponsored engineering research and development expenses for the first nine months of 1996 decreased 60.8% from the first nine months of 1995 to $1,204,000. These expenses as a percentage of sales were 3.6% in the first nine months of 1996 compared to 5.5% for the similar period in 1995. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense net of interest income was $888,000 in the first nine months of 1996 compared to $1,053,000 for the similar period in 1995. The decrease reflects decreased debt compared to the prior year.

      Net earnings for the first nine months of 1996 were $1,186,000 compared to a net loss of $521,000 for the similar period in 1995. Earnings per share for the first nine months of 1996 were $0.20 compared to a loss per share of $0.09 for the similar period a year ago based on a weighted average of 5,867,000 shares and 5,841,000 shares of the Company's common stock outstanding for the respective periods.

      The income tax provision in the first nine months of 1996 was completely offset by the utilization of the Company's net operating loss carryforward. A net deferred tax asset could be recognized in future periods if the probability of realization increases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $20,590,000 at September 29,
1996 compared to $18,896,000 at December 31, 1995.

      A $15,000,000 revolving credit agreement bears interest at the bank's reference rate, however, the interest rate increases to the bank's reference rate plus .25% if the principle balance of the revolving credit facility exceeds $10,000,000. As of September 29, 1996, the Company had approximately $5,233,000 available under such facility. The revolving credit facility balance was $9,767,000 at September 29, 1996 compared to $10,304,000 at December 31, 1995. The revolving credit facility is scheduled to mature on May 31,1998 at which time the outstanding amount would be converted into a term loan, payable in twelve (12)equal quarterly installments. However, the bank may extend the revolving credit facility for successive one(1)year periods based upon a review of the Company's financial position. The Company's accounts receivable, contract rights and inventories re pledged as collateral to the agreement.

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



                               By:
                                  ------------------------------
                                     James E. Matthews,
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principle Accounting and
                                     Financial Officer)




Dated:  November 8, 1996