Form 10-K
period 1996-12-31
MILTOPE GROUP INC
filed 1997-03-26
CIK 752692

FORM 10-K


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996   Commission File Number  0-13433


                          MILTOPE GROUP INC.
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                            11-2693062
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
              or organization)                      Identification No.)

500 Richardson Road South, Hope Hull, Alabama        36043
-----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, par value $.01 each
                  ----------------------------------
                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days .  Yes  X   No
           ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.  [     ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $7,423,886 as of February 21, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,867,148 as of February 21, 1997.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 1997, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the December 31, 1996 Form 10-K.

ITEM 1. BUSINESS

General
-------
     Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation which, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November 1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, Innova International Corporation, a Delaware corporation ("IIC"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. IIC provides, through its operating subsidiaries, integrated network products and services. IIC is a subsidiary of Great Universal American Industries Inc., a Delaware corporation which is engaged in network integration services and the provision of satellite television programming.

     Miltope is engaged in the design, development, manufacture and testing of computers and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for both military and commercial customers. Miltope's product lines include a broad range of computer printers, disk memory products, magnetic tape drives, hand held terminals, transportable microcomputers and electronically erasable programmable read only memory ("EEPROM") together with subsystems incorporating these products. Miltope also delivers a complete line of ruggedized SUN and Hewlett-Packard RISC workstations and related peripherals. Miltope believes that it is the largest independent producer ("non-OEM"; not an original equipment manufacturer) of such militarized and ruggedized computer and peripheral equipment in the United States.

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

     On January 1, 1996, the Company consolidated the operations of MBP and Miltope Corporation. The Company's two industry segments are maintained through product line accountability.

[FN]

Segment Information
-------------------
     The Company's business is divided into two industry segments, consisting of the manufacture of militarized and rugged equipment primarily for military applications conducted by the "Military/Rugged" segment, and the manufacture and distribution of commercial products conducted by the "Commercial" segment (formerly MBP). Financial information regarding the Company's industry segments is included in
Note 10 to the Notes to Consolidated Financial Statements located in
Item 8 of this Form 10-K.

Description of Business
-----------------------
Military/Rugged - General
-------------------------
     The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for military customers. Military/rugged product lines include a broad range of computer printers, disk memory products, magnetic tape drives, hand held terminals, transportable microcomputers and EEPROM solid state memories, together with subsystems incorporating these products. The Company believes that it is the largest independent producer (non-
OEM) of such militarized and ruggedized computers and peripheral equipment in the United States. In 1988, the Company introduced a complete line of ruggedized Hewlett Packard Company computers and related peripherals. The equipment is being used for the United States Army's Tactical Command and Control System/Common Hardware Software Program ("ATCCS/CHS") under a contract awarded to the Company in August 1988, as well as to other customers for related applications.

     During 1995, the Company introduced a new family of ruggedized computer products consisting of hand held Intel based computers and portable SUN and Hewlett-Packard RISC workstations and related peripherals. These new products are reconfigurable and scaleable for specific applications and employ commercial "off the shelf" technology. The hand held Intel based computers are being used for the United States Army's Soldiers' Portable On-system Repair Tools ("SPORT") under a contract awarded to the Company in June 1996, as well as by other customers for related applications. The portable SUN and Hewlett-Packard RISC workstations are being proposed for a variety of military applications.

     Substantially all of the military/rugged segment sales consist of militarized and ruggedized products. "Militarized" equipment is designed and built, with respect to each component and the whole, to conform to stringent United States Department of Defense ("DOD") specifications developed for severe land, sea and airborne operating environments. These specifications define equipment operating parameters including atmosphere, temperature and humidity conditions, permitted levels of shock and vibration, susceptibility to electro-magnetic interference ("EMI"), EMI emission levels, and detection and hardening for nuclear survivability. "Ruggedized" equipment is designed and manufactured to less demanding specifications and may include commercially available devices which are suitably modified for these applications.

[FN]

     Production of equipment conforming to these DOD specifications has required the development over the years by the Company of proprietary electronic and electro-mechanical designs and engineering techniques and specialized manufacturing and testing methods. By these means, the Company has developed a broad range of proprietary components which meet these specifications and are otherwise unavailable in the commercial market. To support its engineering, manufacturing and testing activities, the Company has extensive manufacturing equipment, clean rooms and reliability and environmental testing facilities as well as a multi-function computer aided design ("CAD") system and an EMI test lab.

     Military/rugged products are sold for use in a broad range of military programs for the United States Air Force, Army, Navy and Marine Corps, for NATO, for the Australian, British, Canadian, French, German, Israeli, Italian, Spanish and Norwegian armed forces and for the armed forces of other countries. Miltope's militarized and ruggedized computers and peripheral products are compatible with most standard military computers and are sold to the DOD and many prime DOD systems contractors and integrators, including EDS, Raytheon E-Systems Inc., Northrop Grumman Corporation, GTE Corp., General Dynamics, Hughes Defense Communications, Litton Data Systems, Lockheed Martin, Marconi Radar Control Systems Limited, McDonnell Douglas Corp., Motorola Inc., Rockwell International, Loral Federal Systems, Teledyne Controls, Thompson CSF, CAE Inc., ITT Defense Systems, TRW, Inc., and Westinghouse Electric.

     Miltope believes that it has captured a major portion of the market for militarized printers, magnetic tape systems and disk memory products. In addition, Miltope is recognized as a leading supplier of rugged computers and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of high reliability peripheral components and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to avoid the risks normally encountered when procuring peripherals from multiple suppliers and to achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. Also, as defense budgets have been reduced, an emphasis on commercially adaptable electronics and the requirement for smaller, less expensive and more portable systems has occurred. Miltope believes its new product family of ruggedized, reconfigurable portable and handheld computing devices will serve this growing market niche well as evidenced by the DOD's award to Miltope of the SPORT Program in June 1996.

     Miltope has been performing under a nine year DOD contract which runs until August 1997 in connection with the ATCCS/CHS Program. The purpose of the ATCCS/CHS Program is to integrate most of the aspects of land combat through the common automation of mission command and control areas. To date, Miltope has been issued firm orders valued at approximately $288,000,000 under this contract. In addition, the Company has received orders for ATCCS/CHS equipment for other defense contractors and foreign governments.

     In June 1996, Miltope was awarded a five year DOD contract for Soldiers' Portable On-system Repair Tools (SPORT). SPORT will enhance the U.S. Army's capability to diagnose and repair weapon systems and electronically display technical manuals. To date, Miltope has been issued firm orders valued at approximately $5,187,000 under this contract. In addition, the Company has received orders for SPORT equipment for other defense contractors.

[FN]

Commercial - General
--------------------
     The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne cockpit printers, airline ticket and boarding pass printers, ruggedized Internet terminals, mass storage devices, and derivatives of ruggedized hand held Intel based computers and portable RISC workstations originally developed for military applications. This segment's business represented approximately 33% of the Company's 1996 revenues, approximately 15% of the Company's 1995 revenues and approximately 12% of the Company's 1994 revenues.

Sales and Significant Customers
-------------------------------
     Sales in 1996 attributable to the military industry segment were approximately as follows: 52% from large DOD programs (each accounting for 2% or more of annual sales), 26% from smaller programs and sales of standard items in Miltope's catalogue, 15% from sales to foreign governments and defense contractors and 7% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

     In 1996, sales to the DOD accounted for 54% of net sales of the Company. Sales to United Airlines accounted for 18% of net sales. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to
product cycles and customer requirements.   The Company believes its
customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 1996 attributable to the commercial industry segment amounted to approximately 33% of the Company's total net sales.

Government Contracts
--------------------
     Miltope's business is subject to various statutes, regulations and provisions governing defense contracts including the Truth in Negotiations Act, which provides for the examination by the U.S.
government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts.

     Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 4 to 12 months, with contracts under a particular program being subject to further funding and negotiation. Miltope's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

Backlog
-------
     Backlog for both the military and commercial industry segments at December 31, 1996 was $17,400,000, a 1.2% increase from the $17,200,000 backlog at December 31, 1995.

     Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog will be recognized as revenue by December 31, 1997. The Company also believes that a substantial part of new delivery orders and contract fundings received in 1997 will be recognized as revenue in the same year due to shorter lead times.

[FN]

     Backlog for the commercial industry segment was approximately 47% of the total backlog at December 31, 1996 and approximately 26% of the total backlog at December 1995.

     Backlog does not include unfunded portions of multi-year contracts. Unfunded portions of multi-year contracts totaled
$15,000,000 and $101,700,000 at December 31, 1995 and 1996,
respectively.

Competition
-----------
     Both of the Company's industry segments face intense competition in markets for certain of their products. Competition comes from independent producers as well as prime contractors. Some of these competitors have greater resources than the Company. Competition is based on such factors as price, technological capability, quality, reliability and timely delivery.

     The Company's competitive position in its industry segments has been based upon the experience of its technical personnel in their respective specialized fields of computer and peripheral product design; its broad range of products; its ability to design and manufacture its products to meet customers' specifications; its specialized manufacturing and testing facilities; its long association with many of its customers and its managerial and marketing expertise in dealing with commercial customers, prime contractors and the DOD. The Company believes that once a particular supplier's computer and/or peripheral products have been selected for incorporation in a military or commercial program, further competition by other vendors during the life cycle of that program is limited.

Engineering, Research and Development
-------------------------------------
     The Company believes that success within the industry depends in large part upon its ability to develop and apply new technology to modify, enhance and expand its existing line of proprietary products. The funding of these activities is primarily internal through Company
sponsored research and development.   Product development activities
are generally the result of the need to respond to the anticipated requirements of future programs, the introduction of new technology which can be used to enhance product performance and direct requests by customers and the DOD. In certain cases the Company has licensed technology from commercial manufacturers for subsequent militarization and ruggedization. Management believes that a budget of approximately 3% to 5% of net sales for engineering, research and development expenditures should adequately support the growth of the Company's business.

     Engineering, research and development expenditures in 1994, 1995 and 1996 were approximately $4,300,000, $3,900,000 and $1,600,000, respectively.

     Miltope's funded research and development efforts for its military/rugged segment include projects to enhance its mass storage devices, printers, computer workstations and portable/hand held computers. Miltope's funded research efforts for its commercial segment include projects to enhance its airline products, airborne cockpit printers, mass storage devices and Internet terminals for commercial markets.

[FN]

Employees
---------
     At December 31, 1996, the Company employed 264 full-time
personnel.   None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------
     The Company recorded foreign sales in its military/rugged industry segment of approximately $11,160,000, $12,846,000 and $4,532,000 in
1994, 1995 and 1996, respectively. The Company recorded foreign sales in its commercial industry segment in 1994, 1995 and 1996 of approximately $940,000, $257,000 and $1,350,000 respectively. Neither of the Company's industry segments is dependent upon the Company's foreign sales.

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

     The Company leases a 2,100 square foot facility in Boulder, Colorado.

     The Company also leases various sales offices in the United States and England.

     The Company owns substantially all of the machinery and equipment used in these facilities. The Company believes that these facilities are well maintained and are adequate to meet its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

[FN]

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED    SHAREHOLDER
MATTERS

Market Information
------------------
     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since January 1, 1995 have been:

        Calendar Year 1995         High      Low

        First Quarter              $4-7/8     $3-1/2

        Second Quarter              4-3/8     2-3/4

        Third Quarter               3-7/8     3

        Fourth Quarter              3-7/8     2-1/2


        Calendar Year 1996

        First Quarter              $2-7/8     $2-1/16

        Second Quarter              8         1-5/8

        Third Quarter               4-5/8     2-1/2

        Fourth Quarter              4-1/8     2-5/8


Holders of Common Stock
-----------------------
     As of February 21, 1997, there were approximately 1,150
shareholders of record and beneficial owners of the Company's Common
Stock.

                                        8

Dividend Policy
---------------
     No dividends were paid in 1995 or 1996. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 1996 which should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

                   (All amounts in thousands, except per share data)
                               Year Ended December 31,
                          1992        1993       1994      1995        1996
Income Statement
Data:
Net sales                $114,401    $84,320    $75,569   $65,708    $45,513
Gross profit               28,392     21,232      5,680    13,372     11,077
Income (loss)               6,610     (1,381)   (18,885)     (984)     1,770
  before income taxes
Net income (loss)           4,187       (856)   (15,460)     (984)     2,170
Net income (loss)             .71       (.15)     (2.65)     (.17)       .37
  per share
Cash dividends per share        -          -          -         -          -
Average shares outstanding  5,857      5,825      5,834     5,853      5,867
Balance Sheet Data:
Working capital         $35,769     $31,460     $19,398   $18,896    $17,999
Total assets             58,859      62,587      53,162    41,440     36,332
Long-term debt           11,231       7,872      17,551    16,953     11,340
Stockholders' equity     32,863      32,033      17,230    15,913     17,858

     In 1994, the Company changed its method of accounting for certain inventories to the actual-cost-incurred method from the last-in, first-out (LIFO) cost method. The results of operations for the years ended
December 31, 1992 and December 31, 1993 have been adjusted to reflect this change.

                                     9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment
--------------------
     The following discussion includes certain forward looking statements which are affected by important factors including, but not limited to, actions of competitors, termination of contracts at the convenience of the United States government, customer funding variations in connection with multi-year contracts and follow-on options that could cause actual results to differ materially from forward looking statements.

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

     Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne cockpit printers, airline ticket and boarding pass printers, ruggedized Internet terminals, mass storage devices, and derivatives of ruggedized hand held Intel based computers and portable RISC workstations originally developed for military applications. Sales in this commercial segment increased by 53% in 1996 primarily due to increased sales in airborne cockpit printers, airline ticket and boarding pass printers, and the introduction of the Company's new ruggedized Internet terminal.

     The Company has completed its restructuring by significantly reducing costs and streamlining processes to suit current market
conditions.       Due to these efforts, the Company is positioned to
move forward and continue its development of a broad offering of low cost, rugged, commercial based products that are customized to meet specific needs for both DOD and commercial niche markets.

Results of Operations
---------------------
     The Company reported income from operations of $2.8 million compared to $.4 million in 1995 and a loss from operations of $17.6 million (including a relocation and restructuring charge in the amount of $9.1 million and special charges totaling $10 million) in 1994. The net income per common share was $.37 compared to a net loss of $.17 per share in 1995 and a net loss of $2.65 per share in 1994.

[FN]

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

     Sales for 1996 totaled $45.5 million, a decrease of $20.2 million, or 30.7%, from 1995. This change was attributable to a reduction in military sales of $25.4 million partially offset by an increase in commercial sales in the amount of $5.2 million. Sales in 1995 totaled $65.7 million, a decrease of $9.9 million, or 13.1% from 1994. This change was attributable to a reduction in military sales of $10.9 million partially offset by an increase in commercial sales in the amount of $1.0 million.

     Gross profit, as a percent of sales, was 20.7% (exclusive of special charges) in 1994, 20.4% in 1995 and 24.3% in 1996. The improvement in 1996, as compared to 1994 and 1995, was attributable to improved materials handling and purchasing, and streamlined manufacturing processes.

     Selling, general and administrative expenses, as a percentage of sales, was 13.0% in 1994, 13.9% in 1995 and 14.5% in 1996. The increase in 1995 was principally due to severance costs related to a reorganization which took place in the second quarter of 1995 and an emphasis on increased marketing and business development efforts. The increase in 1996 was principally due to a continued emphasis on increased marketing and business development efforts.

     Engineering, research and development expenses, as a percentage of sales, was 5.7% in 1994, 5.9% in 1995 and 3.6% in 1996. The decrease in 1996 was attributable to an increased amount of research and development funded by contracts and improved efficiencies in research and development processes.

Liquidity and Capital Resources
-------------------------------
     Working capital at December 31, 1996 totaled $18.0 million, a decrease of $.9 million from December 31, 1995. Accounts receivable and inventory declined by $2.1 million reflecting improved working capital management. Accounts payable decreased $.5 million due to the Company paying vendors on a more current basis. Accrued expenses decreased $.5 million due to decreased accrued interest and decreased accrued liabilities related to long-term contracts. In 1993, the Company acquired certain assets of Mag-Tek, Inc. Current maturities of long-term debt decreased $.3 million due to the settlement and payment of all debt related to this acquisition.

     The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15 million and is subject to extension for additional one year periods. In June 1996, it was extended for an additional one year period expiring May 31, 1998. As of December 31, 1996, the Company had approximately $9.0 million available under such facility.

[FN]

     Cash provided by (used in) operating activities was $(2.0 million) in 1994, $(.3 million) in 1995 and $5.4 million in 1996. The increase in cash provided by operating activities in 1996 compared to 1995 is primarily the result of an increase in net income and decreases in inventory and other assets, partially offset by decreases in accounts
payable and accrued expenses.   The decrease in cash used in operating
activities in 1995 compared to 1994 is primarily a result of decreases in accounts receivable and inventories and collection of an income tax receivable partially offset by the payment in 1995 of accounts payable that were used in 1994 to fund the purchase of a new headquarters facility and related costs prior to receiving industrial revenue bond financing, and the payment in 1995 of remaining relocation charges accrued in 1994.

     In April 1994, the Company purchased a new headquarters facility and related capital equipment located in Montgomery, Alabama. The purchase was financed through a bank term loan and the proceeds of the offering of taxable revenue bonds (the "Bonds") by the Alabama State Industrial Development Authority which was completed January 12, 1995 (the "SIDA Offering"). Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank (formerly First Alabama Bank) in an amount up to $5.7 million which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities.

     The Company has a net operating loss carry forward for Federal income tax purposes of approximately $7.0 million and $1.2 million which will expire in 2009 and 2010, respectively, if not utilized. In prior years, the Company recorded a deferred tax asset valuation allowance for net operating loss carryforwards of which realization was uncertain. During 1996, the Company reduced the valuation allowance to reflect the deferred tax assets utilized to reduce current income taxes and to recognize a deferred tax asset of $465,000 at December 31, 1996. This reduction in the valuation allowance was attributable to the award of significant multi-year government and commercial contracts during 1996 and the result of improved cost controls. Due to these events, realization of certain deferred tax assets became, in the opinion of management, more likely than not. Additional benefits related to the net deferred tax asset could be recognized in future periods if the probability of realization increases.

     The Company believes that its working capital and capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and existing bank loan arrangements.

Effects of Inflation
--------------------
     Inflation has not had a significant impact on the Company's results of operations.

[FN]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

[FN]
                                  13

                               PART III

     The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 1997 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1996.
[FN]
                                  14
[/FN]

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report       Page
                                                                    ----

        1.   Consolidated Financial Statements:

           Table of Contents to Consolidated Financial Statements     F-1

           Independent Auditors' Report                               F-2

           Consolidated Balance Sheets as of December 31,1995
           and 1996                                                   F-3

           Consolidated Statements of Operations for the Years
           Ended December 31, 1994, 1995 and 1996                     F-4

           Consolidated Statements of Stockholders' Equity for
           the Years Ended December 31, 1994, 1995 and 1996           F-5

           Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1994, 1995 and 1996                     F-6

           Notes to Consolidated Financial Statements for the
           Years Ended December 31, 1994, 1995 and 1996               F-7

           Independent Auditors' Consent                              F-22

        2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3. Exhibits                                                   16

                                     15

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
------     ----------------------
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

10(b)(A) Incentive Stock Option Plan adopted by the Board of Directors of the Registrant on June 1, 1984 and approved by Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) on June 1, 1984, as amended by the Board of Directors of the Registrant on May 6, 1985 [Incorporated by reference to
           Exhibit 10(c) to the Registrant's Registration Statement on form S-1 filed with the Commission on October 22, 1985 (Registration No. 33-1042)].
[FN]
                                  16
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
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

10(e)(B)   Amendment No. 1, dated as of January 1, 1984, to
           the Miltope Corporation Pay Conversion Plan
           [Incorporated by reference to Exhibit 10(i)(B) to the
           Registrant's Form 10-K filed with the Commission
           on March 31, 1987 (File No. 0-13433)].
[FN]
                                  17
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------
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

10(f)(B) Form of Non-Qualified Stock Option Agreement under the 1995 Stock Option and Performance Award Plan [Incorporated by reference to Exhibit 4(a)(2) to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 21, 1995
           (File No. 33-65233)].

10(f)(C)   Form of Incentive Stock Option Agreement under the
           1995 Stock Option and Performance Award Plan
           [Incorporated by reference to Exhibit 4(a)(3) to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 21, 1995
           (File No. 33-65233)].

10(g)(A) Real Estate Sales Contract, dated July 18, 1984, between the City of Troy, Alabama and Miltope Corporation [Incorporated by reference to Exhibit 10(o) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984 (Registration No. 2-93134)].

10(g)(B)   Lease Agreement, dated November 1, 1985, between
           the Industrial Development Board of the City of
           Troy, Alabama and Miltope Corporation
           [Incorporated by reference to Exhibit 10(s)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1986 (File No. 0-13433)].
[FN]
                                   18
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------
10(h)      Agreement of Sale, dated July 15, 1994, between
           Miltope Corporation and Marc Beige, with respect to the sale of 1770 Walt Whitman Road, Melville,
           New York [Incorporated by reference to Exhibit 10(l) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(i) Agreement of Lease, dated as of August 10, 1994, between Melville Associates, L.P. and Miltope
           Corporation [Incorporated by reference to Exhibit 10(m) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(j) Purchase and Sale Agreement, dated April 19, 1994, between Collier Management Group, Inc. and
           Miltope Corporation, with respect to 500 Richardson
           Road South, Hope Hull, Alabama [Incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K filed with the Commission on March 31, 1995
           (File No. 0-13433)].

10(k)(A)(1)Loan Agreement, dated July 27, 1994, among First
           Alabama Bank, as lender, and Miltope Corporation and Miltope Business Products, Inc., as borrowers [Incorporated by reference to Exhibit 10(o)(A)(1) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(k)(A)(2)Amendment to Loan Agreement, dated as of October
           3, 1994, among First Alabama Bank, Miltope
           Corporation and Miltope Business Products, Inc. [Incorporated by reference to Exhibit 10(o)(A)(2) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(k)(A)(3)Amendment to Loan Agreement and Related
           Documents, dated February 3, 1995, among First
           Alabama Bank, Miltope Corporation and Miltope
           Business Products, Inc. [Incorporated by reference
           to Exhibit 10(o)(A)(3) to the Registrant's Form 10-K
           filed with the Commission on March 31, 1995
           (File No. 0-13433)].
[FN]
                                  19
[/FN]

Exhibit                                                               Page
Number       Description of Exhibit                                   Number
-------      ----------------------
*10(k)(A)(4) Amendments to Loan Agreement and Related
             Documents, dated February 6, 1997, among Regions
             Bank (formerly First Alabama Bank), Miltope
             Corporation and Miltope Business Products, Inc.

10(k)(B) Guaranty Agreement, dated July 27, 1994, by the Registrant to First Alabama Bank [Incorporated by reference to Exhibit 10(o)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(k)(C)     Security Agreement, dated July 27, 1994, among
             Miltope Corporation, Miltope Business Products, Inc.
             and First Alabama Bank [Incorporated by
             reference to Exhibit 10(o)(C) to the Registrant's
             Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(l)(A) Term Loan Agreement, dated October 13, 1994, between First Alabama Bank, as lender, and Miltope
             Corporation, as borrower [Incorporated by reference to Exhibit 10(p)(A) to the Registrant's
             Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(l)(B)     Real Estate Mortgage and Security Agreement, dated
             October 13, 1994, by Miltope Corporation in favor
             of First Alabama Bank [Incorporated by    reference to
             Exhibit 10(p)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995
             (File No. 0-13433)].

10(m)(A)     Loan Agreement, dated January 1, 1995, between the
             State Industrial Development Authority and Miltope
             Corporation [Incorporated by reference to Exhibit 10(q)(A) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].
[FN]
-----------------
* Filed herewith.                   20
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(m)(B)   Credit Agreement, dated January 1, 1995, between
           Miltope Corporation and First Alabama Bank
           [Incorporated by reference to Exhibit 10(q)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(m)(C)   Guaranty Agreement, dated January 1, 1995, by the
           Registrant to First Alabama Bank [Incorporated by reference to Exhibit 10(o)(C) to the Registrant's
           Form 10-K filed with the Commission on
           March 31, 1995 (File No. 0-13433)].

10(m)(D) Bond Purchase Agreement, dated January 11, 1995, among Miltope Corporation, the State Industrial
           Development Authority and Merchant Capital,
           L.L.C. [Incorporated by reference to Exhibit 10(q)(D) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(m)(E) Remarketing Agreement, dated January 1, 1995, among Miltope Corporation, the State Industrial
           Development Authority and Merchant Capital,
           L.L.C. [Incorporated by reference to Exhibit 10(q)(E) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(m)(F) Real Estate Mortgage and Security Agreement, dated as of January 1, 1995, from Miltope Corporation in favor of First Alabama Bank [Incorporated by reference to Exhibit 10(q)(F) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(n) License Agreement, dated as of December 31, 1983, between Stonebrook Group Inc. and Miltope Corporation [Incorporated by reference to Exhibit 10(w) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 6, 1984 (Registration No. 2-93134)].
[FN]
                                    21
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(o)      Letter Agreement, dated December 31, 1983, among
           Miltope Corporation, Stonebrook Group Inc. and
           Millidyne Inc.  [Incorporated by reference to Exhibit
           10(x) to the Registrant's Registration Statement on
           Form S-1 filed with the Commission on September 6,
           1984 (Registration No. 2-93134)].

10(p)(A) Stock Option Agreement, dated as of August 14, 1986, between the Registrant and Jon L. Boyes [Incorporated by reference to Exhibit 10(v) to the Registrant's Form 10-K filed with the Commission on March 31, 1987 (File No. 0-13433)].

10(p)(B)   Stock Option Agreement, dated as of September 7,
           1988, between the Registrant and Jon L. Boyes
           [Incorporated by reference to Exhibit 10(t)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1989 (File No. 0-13433)].

10(p)(C)   Stock Option Agreement, dated as of March 30,
           1990, between the Registrant and Jon L. Boyes
           [Incorporated by reference to Exhibit 10(r)(C) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No. 0-13433)].

10(p)(D) Stock Option Agreement, dated as of June 14, 1990, between the Registrant and Jon L. Boyes
           [Incorporated by reference to Exhibit 10(r)(D) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No. 0-13443)].

10(p)(E) Stock Option Agreement, dated as of June 13, 1991, between the Registrant and Jon L. Boyes
           [Incorporated by reference to Exhibit 10(p)(E) to the Registrant's Form 10-K filed with the Commission on March 27, 1992 (File No. 0-13433)].

10(p)(F)   Stock Option Agreement, dated as of June 8, 1992,
           between the Registrant and Jon L. Boyes
           [Incorporated by reference to Exhibit 10(p)(F) to the
           Registrant's Form 10-K filed with the Commission
           on March 25, 1993 (File No. 0-13433)].
[FN]
                                  22
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(p)(G) Stock Option Agreement, dated as of June 25, 1993, between the Registrant and Jon L. Boyes.
           [Incorporated by reference to Exhibit 10(p)(G) to the Registrant's Form 10-K filed with the Commission on March 31, 1994 (File No. 0-13433)].

10(p)(H)   Stock Option Agreement, dated as of June 3, 1994,
           between the Registrant and Jon L. Boyes
           [Incorporated by reference to Exhibit 10(t)(H) to the
           Registrant's Form 10-K filed with the     Commission
           on March 31, 1995 (File No. 0-13433)].

10(q)(A) Stock Option Agreement, dated as of June 25, 1993, between the Registrant and William L. Dickinson. [Incorporated by reference to Exhibit 10(q) to the Registrant's Form 10-K filed with the Commission on March 31, 1994 (File No. 0-13433)].

10(q)(B) Stock Option Agreement, dated as of June 3, 1994 between the Registrant and William L. Dickinson [Incorporated by reference to Exhibit 10(u)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(q)(C) Stock Option Agreement, dated as of June 5, 1995 between the Registrant and William L. Dickinson. [Incorporated by reference to Exhibit 10(r)(C) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

*10(q)(D)  Stock Option Agreement, dated as of June 11, 1996 between the Registrant and William L. Dickinson.

10(r)(A) Stock Option Agreement, dated as of September 7, 1988, between the Registrant and Alvin E. Nashman [Incorporated by reference to Exhibit 10(t)(D) to the Registrant's Form 10-K filed with the Commission on March 31, 1989 (File No. 0-13433)].
[FN]
-----------------
* Filed herewith.                 23
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(r)(B)   Stock Option Agreement, dated as of March 30,
           1990, between the Registrant and Alvin E.
           Nashman [Incorporated by reference to Exhibit
           10(t)(B) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No.
           0-13433)].

10(r)(C) Stock Option Agreement, dated as of June 14, 1990, between the Registrant and Alvin E. Nashman
           [Incorporated by reference to Exhibit 10(t)(B) to the Registrant's Form 10-K filed with the Commission on March 27, 1991 (File No. 0-13433)].

10(r)(D) Stock Option Agreement, dated as of June 13, 1991, between the Registrant and Alvin E. Nashman
           [Incorporated by reference to Exhibit 10(r)(D) to the Registrant's Form 10-K filed with the Commission on March 27, 1992 (File No. 0-13433)].

10(r)(E) Stock Option Agreement, dated as of June 8, 1992, between the Registrant and Alvin E. Nashman
           [Incorporated by reference to Exhibit 10(r)(E) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

10(r)(F) Stock Option Agreement, dated as of June 25, 1993, between the Registrant and Alvin E. Nashman.
           [Incorporated by reference to Exhibit 10(r)(F) to the Registrant's Form 10-K filed with the Commission on March 31, 1994 (File No. 0-13443)].

10(r)(G) Stock Option Agreement, dated as of June 3, 1994, between the Registrant and Alvin E. Nashman
           [Incorporated by reference to Exhibit 10(w)(G) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(r)(H)   Stock Option Agreement, dated as of June 5, 1995,
           between the Registrant and Alvin E. Nashman.
           [Incorporated by reference to Exhibit 10(s)(H) to the
           Registrant's Form 10-K filed with the Commission
           on March 29, 1996 (File No. 0-13433)].
[FN]
                                     24
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
*10(r)(I)  Stock Option Agreement, dated as of June 11, 1996 between the Registrant and Alvin E. Nashman.

10(s) Stock Option Agreement, dated as of August 7, 1995, between the Registrant and George K. Webster. [Incorporated by reference to Exhibit 10(t) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

10(t) Stock Option Agreement, dated as of November 8, 1995, between the Registrant and James E. Matthews.
           [Incorporated by reference to Exhibit 10(u) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

10(u)      Representative Agreement, dated as of October 1,
           1994, between Miltope Corporation and Pandolfi
           Group, Inc. [Incorporated by reference to Exhibit 10(x) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(v) Settlement and Release Agreement, dated November 1, 1995, by and among the Registrant, Miltope Corporation, Miltope Business Products, Inc., Pandolfi Group, Inc. and Richard Pandolfi. [Incorporated by reference to Exhibit 10(w) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

10(w)(A)   Asset Purchase Agreement, dated as of December
           23, 1992, between Miltope Business Products, Inc.
           and Mag-Tek, Inc. [Incorporated by reference to
           Exhibit 10(x)(A) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

10(w)(B) Guaranty of the Registrant, dated as of December 23, 1992, pursuant to Asset Purchase Agreement, dated as of December 23, 1992, between Miltope Business Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to Exhibit 10(x)(B) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].
[FN]
------------------
*  Filed herewith.                   25
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(w)(C) Supply Agreement, dated as of January 5, 1993, between Miltope Business Products, Inc. and
           Mag-Tek, Inc. [Incorporated by reference to Exhibit
           10(x)(C) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

10(w)(D) Escrow Agreement, dated as of January 5, 1993, among Miltope Business Products, Inc., Mag-Tek,
           Inc. and First Interstate Bank of California, as Escrow Agent [Incorporated by reference to Exhibit 10(x)(D) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

10(w)(E) Marketing Agreement, dated as of January 5, 1993, between Miltope Business Products, Inc. and
           Mag-Tek, Inc. [Incorporated by reference to Exhibit 10(x)(E) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

10(w)(F) Noncompetition Agreement, dated as of January 5, 1993, between Miltope Business Products, Inc. and Mag-Tek, Inc. [Incorporated by reference to Exhibit 10(x)(F) to the Registrant's Form 10-K filed with the Commission on March 25, 1993 (File No. 0-13433)].

10(x)      Employment Agreement, dated November 8, 1995,
           between the Registrant and James E. Matthews.
           [Incorporated by reference to Exhibit      10(y) to the
           Registrant's Form 10-K filed with the     Commission
           on March 25, 1993 (File No. 0-13433)].

*10(y) Renegotiation Agreement, dated August 23, 1996, between the Registrant and Mag-Tek, Inc.

18         Letter re change in accounting principle, dated May
           13, 1994 [Incorporated by reference to Exhibit 18 to the Registrant's Form 10-Q filed with the Commission on May 16, 1994 (File No. 0-13433)].

*21        Subsidiaries of the Registrant.
[FN]
------------------
*  Filed herewith.                    26
[/FN]

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
*23 Independent Auditors' Consent, dated March 26, 1997 to the incorporation by reference in Registration
           Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8 and
           No. 33-33752 on Form S-3 of their report dated
           February 21, 1997 appearing in this Annual Report on
           Form 10-K for the year ended December 31, 1996

*27        Financial Data Schedule
[FN]
-------------------
 *  Filed herewith.                  27
[/FN]

MILTOPE GROUP INC. AND SUBSIDIARIES


TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS





                                                          Page
                                                          ----
Independent Auditors' Report                              F-2

Consolidated Balance Sheets as of December 31, 1995
  and 1996                                                F-3

Consolidated Statements of Operations for the
  Years Ended December 31, 1994, 1995 and 1996            F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1994, 1995 and 1996            F-5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1994, 1995 and 1996            F-6

Notes to Consolidated Financial Statements for the
  Years Ended December 31, 1994, 1995 and 1996            F-7






All supplemental schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
[FN]
                                 F-1
[/FN]

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Miltope Group Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Birmingham, Alabama
February 21, 1997
[FN]
                                    F-2
[/FN]

MILTOPE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
ASSETS                                Notes              1995           1996
                                      -----           ----------     -----------
CURRENT ASSETS:
 Cash                                                 $   301,000    $   128,000
 Accounts receivable                    2,5            10,417,000     10,890,000
 Inventories                            3,5            16,432,000     13,836,000
 Advances and other                       6               256,000        279,000
                                                      -----------    -----------
       Total current assets                            27,406,000     25,133,000
                                                      -----------    -----------
PROPERTY AND EQUIPMENT - at cost:       1,5
 Machinery and equipment                                7,467,000      7,322,000
 Furniture and fixtures                                 1,467,000      1,475,000
 Land, buildings and improvements                       7,108,000      7,537,000
                                                      -----------    -----------
       Total property and equipment                    16,042,000     16,334,000
 Less accumulated depreciation                          5,313,000      6,765,000
                                                      -----------    -----------
       Property and equipment - net                    10,729,000      9,569,000
                                                      -----------    -----------
OTHER ASSETS                        1,4,5,6             3,305,000      1,630,000
                                                      -----------    -----------
TOTAL                                                 $41,440,000    $36,332,000
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                     $ 5,956,000    $ 5,426,000
 Accrued expenses                         6             1,958,000      1,468,000
 Current maturities of long-term debt     5               528,000        240,000
 Deferred income taxes                  1,6                68,000              -
                                                      -----------    -----------
       Total current liabilities                        8,510,000      7,134,000
LONG-TERM DEBT                            5            16,953,000     11,340,000
DEFERRED INCOME TAXES                   1,6                64,000              -
                                                      -----------    -----------
       Total Liabilities                               25,527,000     18,474,000
                                                      -----------    -----------

COMMITMENTS                               9

STOCKHOLDERS' EQUITY:                 1,5,8
 Common stock - $.01 par value;
   20,000,000 shares  authorized;
   6,806,737 shares outstanding
   at December 31, 1995 and 1996                           68,000         68,000
 Capital-in-excess of par value                        20,253,000     20,253,000
 Retained earnings                                      9,613,000     11,783,000
 Net unrealized appreciation on
  investment available for sale,
  net of deferred income tax
  liability of $132,000 at
  December 31, 1995                     1,4               225,000              -
                                                      -----------    -----------
                                                       30,159,000     32,104,000
 Less treasury stock                                   14,246,000     14,246,000
                                                      -----------    -----------
       Total stockholders' equity                      15,913,000     17,858,000
                                                      -----------    -----------
TOTAL                                                 $41,440,000    $36,332,000
                                                      ===========    ===========

See notes to consolidated financial statements.

                                        F-3

MILTOPE GROUP INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                               Notes       1994          1995          1996
NET SALES                     1,10,13   $75,569,000   $65,708,000  $45,513,000

COSTS AND EXPENSES:
 Cost of sales                      3    69,889,000    52,336,000   34,436,000
 Selling, general and administrative      9,834,000     9,135,000    6,601,000
 Engineering, research and
  development                       1     4,314,000     3,860,000    1,630,000
 Relocation and restructuring
  charge                           12     9,100,000             -            -

       Total                             93,137,000    65,331,000   42,667,000

INCOME  (LOSS) FROM OPERATIONS          (17,568,000)      377,000    2,846,000

INTEREST EXPENSE - net              4     1,317,000     1,361,000    1,076,000

INCOME (LOSS) BEFORE INCOME
 TAXES                                  (18,885,000)     (984,000)   1,770,000

INCOME TAX BENEFIT                1,6    (3,425,000)            -     (400,000)

NET INCOME (LOSS)                      $(15,460,000)  $  (984,000) $ 2,170,000

NET INCOME (LOSS) PER
 COMMON SHARE                       1        $(2.65)        $(.17)        $.37


See notes to consolidated financial statements.



                                      F-4

MILTOPE GROUP INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                   Net
                                                                                Unrealized
                                  Common Stock                                  Appreciation       Treasury Stock
                                  ------------       Capital-in-                on Investment
                                             Par     Excess of      Retained      Available
                                 Shares     Value    Par Value      Earnings       for Sale         Shares        Cost
                               ---------  --------  ------------  ------------  -------------    ------    -----------
Balance, January 1, 1994       6,773,737  $ 68,000  $ 20,154,000  $ 26,057,000  $           -    939,589   $14,246,000

Change in unrealized
 appreciation on investment
 available for sale                   -          -           -             -          657,000          -             -

Net  loss                             -          -           -     (15,460,000)             -          -             -

Balance, December 31, 1994     6,773,737    68,000    20,154,000    10,597,000        657,000    939,589    14,246,000

Exercise of  stock options        33,000         -        99,000             -              -          -             -

Change in unrealized appreciation
 on investment available for sale      -         -             -             -       (432,000)         -             -

Net loss                               -         -             -      (984,000)             -          -             -

Balance, December 31, 1995     6,806,737    68,000    20,253,000     9,613,000        225,000    939,589    14,246,000

Change in unrealized appreciation
  on investment available for sale     -         -             -             -       (225,000)         -             -

Net income                             -         -             -     2,170,000              -          -             -

Balance, December 31, 1996     6,806,737  $ 68,000  $ 20,253,000  $ 11,783,000    $         -    939,589   $14,246,000


See notes to consolidated financial statements.

                                        F-5

MILTOPE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                                         1994            1995          1996
                                                      ------------   ------------   ----------
OPERATING ACTIVITIES:
 Net income (loss)                                    $(15,460,000)  $   (984,000)  $2,170,000
 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                          1,572,000      1,701,000    1,737,000
  Provision for slow-moving and obsolete inventories     2,160,000        883,000      879,000
  Provision for doubtful accounts receivable                90,000        100,000      201,000
  Gain on sale of investment available for sale           (472,000)      (678,000)    (522,000)
  (Gain) loss on sale of fixed assets                     (133,000)       420,000       33,000
  Deferred income taxes                                 (1,137,000)             -     (465,000)
  Write-down of property, equipment and inventory                -        168,000            -
  Change in operating assets and liabilities:
   Accounts receivable                                   3,739,000      4,106,000     (674,000)
   Inventories                                           6,038,000      2,282,000    1,717,000
   Income tax receivable                                (1,237,000)     2,524,000            -
   Advances and other                                      (74,000)        72,000       59,000
   Other assets                                           (920,000)      (782,000)   1,287,000
   Deferred costs                                                -       (256,000)           -
   Accounts payable and accrued expenses                 3,879,000     (9,851,000)  (1,022,000)
                                                       -----------    -----------  -----------
        Cash (used in) provided by operating activities (1,955,000)      (295,000)   5,400,000
                                                       -----------    -----------  -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                    (6,054,000)      (716,000)    (625,000)
 Proceeds from sale of property and equipment            5,662,000         22,000        4,000
 Proceeds from sale of investment available for sale       473,000        680,000      524,000
                                                       -----------    -----------  -----------
        Cash (used in) provided by investing activities     81,000        (14,000)     (97,000)
                                                       -----------    -----------  -----------

FINANCING ACTIVITIES:
 Proceeds from (payments of) revolving credit loan - net 2,482,000     (3,003,000)  (4,305,000)
 Payments of other long-term debt                         (231,000)       (22,000)  (1,171,000)
 Payments of short-term debt                                     -     (3,375,000)           -
 Borrowing of long-term debt                                     -      6,100,000            -
 Exercise of stock options                                       -         99,000            -
Cash (used in) provided by financing activities          2,251,000       (201,000)  (5,476,000)
                                                        ----------    -----------  -----------

NET INCREASE (DECREASE) IN CASH                            377,000       (510,000)    (173,000)
CASH, BEGINNING OF YEAR                                    434,000        811,000      301,000
                                                       -----------    -----------  -----------
CASH, END OF YEAR                                      $   811,000    $   301,000   $  128,000
                                                       ===========    ===========  ===========
SUPPLEMENTAL DISCLOSURE:
 Payments made (received) for:
  Income taxes                                         $(1,131,000)   $(2,802,000)  $        -
                                                       ===========    ===========  ===========
  Interest                                             $ 1,079,000    $ 1,596,000   $1,279,000
                                                       ===========    ===========  ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
 Reduction of liability associated with acquisition    $         -    $         -   $  425,000
                                                       ===========    ===========  ===========
 Change in unrealized appreciation on investment
  available for sale                                   $   657,000    $  (432,000)  $ (225,000)
                                                       ===========    ===========  ===========

See notes to consolidated financial statements

                                        F-6

MILTOPE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1.      SUMMARY OF SIGNIFICANT ACCOUNTING
        AND FINANCIAL REPORTING POLICIES

   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc. and its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), Miltope Business Products, Inc. ("MBP") and Miltope's wholly-owned subsidiary, International Miltope, Ltd., a Foreign Sales Corporation ("FSC"). These companies are collectively referred to as the "Company". All material inter-company transactions have been eliminated.

   Nature of Operations - The Company through its two industry segments, military/rugged and commercial is engaged in the development of computers and peripheral equipment for rugged and other specialized applications for military and commercial customers, domestic and international.

   Accounting Estimates - The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fair Value of Financial Instruments - The carrying value of the Company's accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. Additional information regarding the fair value of other financial instruments is disclosed in Note 5.

   Investment Available for Sale - During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires a positive intent and ability to hold debt securities to maturity as a precondition for reporting those securities at amortized cost. Securities not meeting the condition are considered either available for sale or trading, as defined, and reported at fair value. The investment owned by the Company is considered available for sale. Gains and losses on the disposition of the investment available for sale are computed under the specific identification method. Unrealized gains and losses, net of tax, related to the investment available for sale are reported as a separate component of stockholders' equity. The Company did not hold any trading investments or securities deemed to be held to maturity throughout 1995 or 1996.

[FN]
                                   F-7
[/FN]

   Depreciation and Amortization - Depreciation of machinery, equipment, furniture and fixtures is computed on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 10 years. Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 30 years. Amortization of leasehold improvements is computed on the straight-line method over the lesser of the estimated useful life of the improvement or the remaining term of the lease.

   Intangible Assets - Intangible assets include a noncompete agreement and purchased technology with an aggregate carrying value of $695,000 and $301,000 at December 31, 1995 and 1996, respectively, which are being amortized over a six to seven-year period on a straight-line basis. The accumulated amortization as of December 31, 1995 and 1996 is $605,000 and $811,000 respectively. The Company periodically reviews intangible assets to assess recoverability, and impairments would be recognized in operating results if a permanent diminution were to occur.

   Progress Billings - In accordance with the terms of certain sales contracts, a portion of the costs incurred as of the end of specified periods may be billed to the applicable customers even though the contracted units have not been delivered. In accordance with trade practice, such progress payments are not recorded as revenue until the related units are shipped. The amounts of paid progress billings for which the related units have not been shipped are applied against the carrying value of inventories held for the contracts (see Note 3).

   Revenue Recognition - Sales and related cost of sales are generally recognized under the unit-of-delivery method of accounting. A significant multi-year contract is accounted for under the percentage-of-completion method of accounting. Income is recognized under the percentage-of-completion method using the cost-to-cost method after considering management's estimates of costs to complete utilizing all available information. Sales under cost reimbursable type contracts are recorded as work is performed. Provisions for estimated losses on contracts in progress are recorded in the period in which the loss is determined. Revisions in profit estimates are reflected in the period in which the facts that require revision are known. Amounts representing contract change orders or claims are included in sales only when they can be reasonably estimated and realization is probable.

   Engineering, Research and Development - Engineering, research and development expenditures not made in connection with sales contracts are charged to expense as incurred.

   Income Taxes - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note
   6).

   Net Income (Loss) Per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding during the year. The weighted average number of shares used in computing net income (loss) per common share was 5,834,000 in 1994, 5,853,000 in 1995 and 5,867,000 in 1996.

   Reclassifications - Certain prior years amounts have been reclassified to conform with the 1996 presentation.
[FN]
                                     F-8
[/FN]

2. ACCOUNTS RECEIVABLE
        Accounts receivable consist of the following:
                                               1995           1996
                                            ------------  -----------
        Amounts receivable from the
         United States Government           $  2,775,000  $ 4,646,000
        Unbilled receivables on
         contracts in progress                 1,655,000      228,000
        Amounts receivable
         from other customers                  6,388,000    6,266,000
        Allowance for doubtful accounts         (401,000)    (250,000)
                                            ------------  -----------
              Total                          $10,417,000  $10,890,000

   Unbilled receivables relate principally to certain long-term contracts accounted for on the percentage-of-completion basis. Receivables on the contracts are billed upon shipment of deliverables to the customers.

3.      INVENTORIES
      Inventories consist of the following:
                                                  1995       1996
        Purchased parts and subassemblies     $13,737,000  $10,002,000
        Work-in-process                         2,695,000    3,955,000
                                              -----------  -----------
                                               16,432,000   13,957,000
        Less progress billings received                 -      121,000
                                              -----------  -----------
            Total                             $16,432,000  $13,836,000
                                              ===========  ===========

        Inventories, other than inventoried costs related to long-term contracts, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs related to long-term contracts (included in purchased parts and subassemblies and work-in-progress) are stated at actual costs, including engineering and manufacturing overheads, contract specific tooling, and other related non-recurring costs incurred to date, reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs related to long-term contracts are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Inventories include an allowance for slow-moving and obsolete items of $2,000,000, $2,700,000 and $3,599,000 at December
   31, 1994, 1995 and 1996, respectively. The Company wrote-off $1,400,000, $183,000 and $20,000 of slow-moving and obsolete inventory during 1994, 1995 and 1996, respectively.
[FN]
                                   F-9
[/FN]

4. OTHER ASSETS

   The Company has an investment in M-Systems Flash Disk Pioneers, Ltd.
   ("M-Systems"), a company based in Israel.   The Company is a major
   customer of M-Systems. The fair market value of the Company's investment in M-Systems stock on December 31, 1995 was $357,000 and was included in other assets and as a separate component of stockholders' equity (net of deferred income taxes) on the accompanying consolidated balance sheets. During 1995 and 1996, the Company sold 160,850 and 92,014 shares of M-Systems stock at a gain of $678,000 and $522,000, respectively. In 1996, the Company exercised its option to purchase an additional 153,242 shares of M-Systems stock at a price of $231,000. Since there were certain restrictions concerning the sale of this stock at December 31, 1996, it is carried at cost in other assets on the accompanying consolidated balance sheet.

   The Company made loans to a related entity of which the chairman of such entity is a member of the Company's board of directors and, through other shareholdings, is affiliated with the majority shareholder of the Company. The loans bear interest at .75% above the prime lending rate (such prime lending rate being 8.75% at December
   31, 1995). Interest income recognized on these loans was $43,000, $46,000 and $37,000 during 1994, 1995 and 1996, respectively, and is reflected as a reduction of interest expense in the accompanying consolidated statements of operations. The maximum amount loaned during the years ended December 31, 1995 and 1996 was $500,000. At December 31, 1995, this loan of $500,000 is reflected within other assets on the accompanying consolidated balance sheets. The fair value of this loan approximated its carrying value at December 31, 1995 as it bears interest at a variable rate. During 1996, all loans to the related entity and accrued interest were repaid to the Company.

5. LONG-TERM DEBT

   Long-term debt consists of the following:
                                                  1995       1996
      Revolving credit loan                 $10,304,000   $ 6,000,000
      Present value of minimum royalty
        payments                              1,077,000             -
      Industrial Development Authority
        Revenue Bonds                         6,100,000     5,580,000
                                            -----------   -----------
        Total                                17,481,000    11,580,000
        Less current maturities                 528,000       240,000
                                            -----------   -----------
        Total                               $16,953,000   $11,340,000
                                            ===========   ===========

   A $15 million revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.75% and 8.25% at December 31, 1995 and 1996, respectively), or at a rate equaling the London Inter Bank Offered Rate (6.02% and 5.56% at December 31, 1995 and 1996, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million,
   an additional .25% is added to the interest rate.   The revolving
   credit facility is scheduled to mature on May 31, 1998, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods based upon a review of the previous year-
[FN]
                                    F-10
[/FN]
   end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

   In 1993, the Company acquired certain assets of Mag-Tek, Inc., a manufacturer of magnetic stripe products. The consideration included aggregate discounted minimum royalty payments of approximately $1.1 million. In August 1996, the Company and Mag-Tek, Inc. entered into an agreement to terminate the minimum royalty payment provisions of the related asset purchase agreement. In connection with this, the remaining long-term debt of $425,000 and intangible assets of the same amount were written off.

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $240,000 and $670,000 through December, 2009. Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5.7 million which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities. Letter of credit commitment fees paid during 1995 and 1996 were $76,000 and $78,000, respectively. Property and equipment with a carrying value of $7,744,000 and $8,052,000 at December 31, 1995 and 1996, respectively, are pledged as collateral. The agreement with the Industrial Development Authority bears interest at a variable market rate which ranged from 5.30% to 5.88% during 1996, and was 5.88% at December 31, 1996.

   The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees,
   (iii) investment in, and advances to, other entities, and (iv) payment of dividends. On December 31, 1995 and 1996, there were no violations of credit agreement provisions. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

   The aggregate maturities of current and long-term debt subsequent to December 31, 1996 are as follows:

                                       Year Ending December 31,
                                    ---------------------------
                                       1997   $   240,000
                                       1998     1,770,000
                                       1999     2,310,000
                                       2000     2,345,000
                                       2001       880,000
                                    Thereafter  4,035,000
                                              -----------
                                       Total  $11,580,000
                                              ===========

   The fair value of long-term debt approximated the carrying value as of December 31, 1995 and 1996, as all instruments are at variable interest rates.
[FN]
                                  F-11
[/FN]

6. INCOME TAXES

   The provision (benefit) for income taxes consists of the following:
                                 1994            1995          1996
                              -----------     -----------    ---------
     Current:
        Federal               $(2,450,000)     $        -    $  65,000
        State                     162,000               -            -
     Deferred                  (1,137,000)              -     (465,000)
                              -----------     -----------    ---------

     Total                    $(3,425,000)    $         -    $(400,000)
                              ===========     ===========    =========

                                      F-12

   The significant components of the deferred income tax benefit are as follows:
                                             1994          1995         1996
                                          -----------   ----------   ---------
   Deferred tax benefit (exclusive of
     the effects of other components
     listed below)                        $(4,377,000)  $ (341,000)  $ (593,000)
   Utilization of operating loss
     carryforward                                   -            -    1,185,000
   Increase (decrease) in valuation
     allowance                              3,240,000      341,000   (1,057,000)
                                          -----------   ----------   ----------
   Total                                  $(1,137,000)  $        -   $ (465,000)
                                          ===========   ==========   ==========

   The deferred tax assets and liabilities at December 31, 1995 and 1996 are comprised of the following:

                                                       1995
                                                    Deferred
                                     Deferred         Tax
   Current:                         Tax Assets     Liabilities      Total
                                    ----------     -----------   ----------
     Inventory                      $        -     $ (114,000)   $ (114,000)
     Non-deductible accruals           205,000              -       205,000
                                    ----------     ----------    ----------
     Total current                     205,000       (114,000)       91,000
     Valuation allowance              (159,000)             -      (159,000)
                                    ----------     ----------    ----------
     Net current                        46,000       (114,000)      (68,000)
                                    ----------     ----------    ----------
   Long-term:
     Reserves                          297,000              -       297,000
     Net operating loss
       carryforward                  3,962,000              -     3,962,000
     Alternative minimum tax
       credit carryforward             163,000              -       163,000
     Accelerated depreciation                -       (932,000)     (932,000)
     Unrealized appreciation on
       investment available for sale         -       (132,000)     (132,000)
                                    ----------    -----------    ----------
      Total long-term                4,422,000     (1,064,000)    3,358,000
       Valuation allowance          (3,422,000)             -    (3,422,000)
                                    ----------    -----------    ----------
      Net long-term                  1,000,000     (1,064,000)      (64,000)
                                    ----------    -----------    ----------
       Net                          $1,046,000    $(1,178,000)  $  (132,000)
                                    ==========    ===========   ===========

                                     F-13

                                               1996
                                            Deferred
                                Deferred      Tax
   Current:                    Tax Assets   Liabilities       Total
                               ----------   -----------   ----------
     Inventory                 $  106,000    $        -   $  106,000
     Non-deductible accruals      168,000             -      168,000
                               ----------   -----------   ----------
     Total current                274,000             -      274,000
     Valuation allowance         (192,000)            -     (192,000)
                               ----------   -----------   ----------
     Net current                   82,000             -       82,000
                               ----------   -----------   ----------

   Long-term:
     Reserves                     329,000             -      329,000
     Net operating loss
       carryforward             2,777,000             -    2,777,000
     Alternative minimum tax
       credit carryforward        228,000             -      228,000
     Accelerated depreciation           -      (619,000)    (619,000)
                               ----------   -----------   ----------
      Total long-term           3,334,000      (619,000)   2,715,000
      Valuation allowance      (2,332,000)            -   (2,332,000)
                               ----------   -----------   ----------
      Net long-term             1,002,000      (619,000)     383,000
                               ----------   -----------   ----------
       Net                     $1,084,000   $  (619,000)  $  465,000
                               ==========   ===========   ==========

   At December 31, 1995 and 1996, a valuation allowance of $3,581,000 and $2,524,000 has been established against the net deferred income tax assets. During 1996, the Company reduced the valuation allowance to reflect the deferred tax assets utilized to reduce current income taxes and to recognize a deferred tax asset of $465,000 at December 31, 1996. This reduction in the valuation allowance was attributable to the award of significant multi-year government and commercial contracts during 1996 and the result of improved cost controls. Due to these events, realization of certain deferred assets became, in the opinion of management, more likely than not. The valuation allowance can be adjusted in future periods as the probability of realization of the net deferred income tax asset increases.

   During 1996, the Company utilized approximately $3,300,000 of net operating loss carryforwards to offset income tax expense. The Company has net operating loss carryforwards for federal income tax purposes at December 31, 1996 of approximately $7,000,000 and $1,200,000, which will expire in 2009 and 2010, respectively, if not utilized. The Company also has approximately $228,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.
[FN]
                                 F-14
[/FN]

   The Company's benefit for income taxes differs from the amount computed using the Federal statutory tax rate as a result of the following items:

                                           1994           1995           1996
                                       -----------     ----------    -----------
   Amount at Federal statutory rate    $(6,421,000)    $ (335,000)    $  602,000
   Increases (reductions) due to:
     State taxes - net of Federal
       income tax benefit                  132,000        (34,000)        47,000
     Change in state tax rates            (283,000)             -              -
     Effects of operating loss
       carryforward and change
       in valuation allowance            3,240,000        341,000     (1,057,000)
     Other                                 (93,000)        28,000          8,000
                                       -----------     ----------    -----------

   Total                               $(3,425,000)    $        -    $  (400,000)
                                       ===========     ==========    ===========


7. EMPLOYEE BENEFIT PLANS

   Cash Bonus Plan - The Company has a bonus plan which provides for employee participation in earnings. All permanent, full-time employees (excluding certain executives) are eligible. The bonus plan provides for quarterly contributions of up to 8% of a defined base. All eligible employees participate in the bonus plan based upon respective salary levels and years of service. The Company's bonus provision for 1994 was $185,000. The Company did not award a bonus for 1995 or 1996.

   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees. Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total
   pay.   The Company's provision pursuant to the Plan amounted to
   $270,000 and $35,000 in 1994 and 1996, respectively.   The Company
   made no contributions for 1995.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. No bonus provision was made for 1994 or 1995. The Company's bonus provision for 1996 was $261,000.

[FN]
                                   F-15
[/FN]

8. STOCK OPTIONS

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 are presented below.

   The Company had an Incentive Stock Option Plan ("ISO"), a Management Stock Option Plan ("MSO") and a Key Employee Stock Option Plan ("KSO"). The ISO, MSO and KSO Plans expired in 1994 and 1995. In addition, on April 11, 1995, the Company adopted the 1995 Stock Option and Performance Award Plan ("SOPA") which was approved by the Company's stockholders on June 5, 1995. Under the ISO, MSO, KSO and SOPA plans, 376,780, 187,700, 150,000 and 500,000 shares of common stock, respectively, were reserved for issuance under options to be granted for periods not to exceed ten years at an exercise price not less than the fair market value of the shares at the date of grant. Such options are not exercisable until one year from the date of grant, then are exercisable at a cumulative rate of 25% in each of the first four years subsequent to the applicable grant. Options for 112,390 shares, 29,000 shares and 62,250 shares were exercisable at December 31, 1994, 1995 and 1996, respectively at a weighted average exercise price of $10.39, $6.95, and $4.33, respectively.

   Under a separate plan, certain of the Company's outside directors have been granted options to purchase shares of common stock at exercise prices of 85% of the fair market value of such shares at date of grant. Compensation expense related to such options is insignificant. Such options are exercisable at any time during the term of ten years as long as the recipient is a director or within one year after termination of service. Options for 85,164 shares, 95,085 shares and 65,979 shares were exercisable at December 31, 1994, 1995 and 1996, respectively at a weighted average exercise price of $3.86, $3.61, and $3.64, respectively.

   A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the year ended on those dates is presented below:

                                Options For     Weighted Average
                                   Shares        Exercise Price
                               ------------     ----------------
         Outstanding -
            December 31, 1993   359,512              $8.00
            Granted              41,917              $3.24
            Canceled           (103,125)            $10.59
         --------------------------------------------------------
         Outstanding -
            December 31, 1994   298,304              $6.43
            Granted             150,278              $3.16
            Canceled           (168,497)             $7.78
         -------------------------------------------------------
         Outstanding -
            December 31, 1995   280,085              $3.87
            Granted              49,222              $3.08
            Canceled            (45,828)             $4.88
         -------------------------------------------------------
         Outstanding-
            December 31, 1996   283,479              $3.57

                                  F-16

   In addition, options to purchase 33,000 shares were exercised during 1995 at an exercise price of $3.00 per share. These options were originally granted independently of the aforementioned stock option plans. There are no other options granted independently of the aforementioned stock option plans.

        Had SFAS 123 been fully adopted and compensation costs recognized for the SOPA and outside directors' plan, the Company's pro forma net income (loss) for 1995 and 1996 would have been $(1,034,000) and $2,058,000 respectively, and earnings (loss) per share for 1995 and 1996 would have been $(.18) and $.35 respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro \forma compensation cost may not be representative of that to be expected in future years.

        For purposes of SFAS 123, the weighted average fair value of the options granted during 1995 and 1996 is estimated as $2.09 and $2.28, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: divided yield of 0%, volatility of 60.0%, risk-free interest rate of 6.31% and an expected life of 10 years.

9. LEASING ARRANGEMENTS

   The Company is obligated under several non-cancelable operating leases covering office facilities and equipment. Future minimum lease payments under all operating leases with an initial or remaining non-cancelable lease term of more than one year at December 31, 1996 are as follows:

                    Year Ending December 31,
                    ------------------------
                          1997   $184,000
                          1998     82,000
                          1999     46,000
                                 --------
                          Total  $312,000
                                 ========

   Aggregate rental expense under operating leases amounted to $749,000, $688,000 and $376,000 in 1994, 1995 and 1996, respectively.

   The Company leases office space at its Hope Hull facility to tenants on a year-to-year basis, as well as under a multi-year lease with an entity affiliated through certain common ownership, where future minimum lease receipts at December 31, 1996 are as follows:
[FN]
                                   F-17
[/FN]

                      Year Ending December 31,
                      ------------------------
                      1997      $ 95,000
                      1998        95,000
                      1999        95,000
                      2000        55,000
                                --------
                      Total     $340,000
                                ========

   Aggregate rental income under operating leases amounted to $146,000 in 1996.
[FN]
                                       F-18
[/FN]

10.SEGMENT INFORMATION

   The Company operates in two industry segments. Information about the Company's industry segments is as follows:

    1994                             Military/Rugged  Commercial    Elimination  Consolidated
                                     ---------------  ----------    -----------  ------------
    Sales to unaffiliated customers $ 66,882,000      $ 8,687,000                $ 75,569,000
    Intersegment sales                 8,976,000           38,000   $(9,014,000)
                                    ------------      -----------   -----------  ------------

    Net sales                       $ 75,858,000      $ 8,725,000   $(9,014,000) $ 75,569,000
                                    ============      ===========   ===========  ============
    Loss from operations            $(13,287,000)     $(4,546,000)  $   265,000  $(17,568,000)
                                    ============      ===========   ===========
    Interest expense - net                                                          1,317,000
                                                                                 ------------
    Loss before income taxes                                                     $(18,885,000)
                                                                                 ============

    Identifiable assets              $46,201,000      $ 6,846,000   $   115,000  $ 53,162,000
                                     ===========      ===========   ===========  ============
    Capital expenditures             $ 5,972,000      $    82,000                $  6,054,000
                                     ===========      ===========                ============
    Depreciation and amortization    $   896,000      $   676,000                $  1,572,000
                                     ===========      ===========                ============
    1995                             Military/Rugged  Commercial    Eliminations Consolidated
                                     ---------------  ----------    ------------ ------------
    Sales to unaffiliated customers  $55,975,000      $ 9,733,000                $ 65,708,000
    Intersegment sales                 9,247,000           46,000   $(9,293,000)
                                     -----------      -----------   -----------  ------------
    Net sales                        $65,222,000      $ 9,779,000   $(9,293,000) $ 65,708,000
                                     ===========      ===========   ===========  ============
    Income (loss) from operations    $ 3,164,000      $(2,557,000)  $  (230,000) $    377,000
                                     ===========      ===========   ===========
    Interest expense - net                                                          1,361,000
                                                                                 ------------
    Loss before income taxes                                                     $   (984,000)
                                                                                 ============
    Identifiable assets              $35,710,000      $ 5,845,000   $  (115,000) $ 41,440,000
                                     ===========      ===========   ===========  ============
    Capital expenditures             $   563,000      $   153,000                $    716,000
                                     ===========      ===========                ============
    Depreciation and amortization    $ 1,024,000      $   677,000                $  1,701,000
                                     ===========      ===========                ============
    1996                             Military/Rugged  Commercial    Eliminations Consolidated
                                     ---------------  ----------    ------------ ------------
    Sales to unaffiliated customers  $30,618,000      $14,895,000              - $45,513,000
    Intersegment sales                         -                -   $          -           -
                                     -----------      -----------   ------------ -----------
    Net sales                        $30,618,000      $14,895,000   $          - $45,513,000
                                     ===========      ===========   ============ ===========
    Income from operations           $ 1,088,000      $ 1,643,000   $    115,000 $ 2,846,000
                                     ===========      ===========   ============
    Interest expense - net                                                         1,076,000
                                                                                 -----------
    Income before income taxes                                                   $ 1,770,000
                                                                                 ===========
    Identifiable assets              $26,518,000      $ 9,814,000   $          - $36,332,000
                                     ===========      ===========   ============ ===========
    Capital expenditures             $   420,000      $   205,000                $   625,000
                                     ===========      ===========   ============ ===========
    Depreciation and amortization    $ 1,086,000      $   651,000                $ 1,737,000
                                     ===========      ===========                ===========

                                      F-19

   In 1994, 1995 and 1996, foreign sales accounted for 17%, 23% and 15%, respectively, of the military/rugged segment net sales and 11%, 3% and 9%, respectively, of the commercial segment net sales.

   During 1994, 1995 and 1996, the United States Government accounted for 57%, 63% and 54% of consolidated net sales of the Company, respectively. During 1996, one customer accounted for 18% of consolidated net sales of the Company. No other customer accounted for more than 10% of consolidated net sales of the Company for 1994, 1995 and 1996.

11.UNAUDITED QUARTERLY FINANCIAL DATA

   Summarized unaudited quarterly financial data for the years ended December 31, 1995 and 1996 is as follows:

                                            Thirteen Weeks Ended
                           --------------------------------------------------------
                           March 31,       July 1,       October 1,    December 31,
                             1995           1995           1995            1995
                          -----------    -----------    -----------    ------------
     Net Sales            $16,199,000    $21,063,000    $18,226,000    $10,220,000
                          ===========    ===========    ===========    ===========
     Gross Profit         $ 2,546,000    $ 4,662,000    $ 3,611,000    $ 2,553,000
                          ===========    ===========    ===========    ===========
     Net Income (Loss)    $(1,332,000)   $   193,000    $   618,000    $  (463,000)
                          ===========    ===========    ============   ===========
     Net Income (Loss)
      Per Common Share          $(.23)          $.03           $.11          $(.08)
                                =====           ====           ====          =====
                                           Thirteen Weeks Ended
                          --------------------------------------------------------
                          March 31,       June 30,    September 29,   December 31,
                            1996           1996           1996            1996
                         -----------    -----------    -----------    ------------
     Net Sales           $ 9,950,000    $11,137,000    $12,059,000    $12,367,000
                         ===========    ===========    ===========    ===========
     Gross Profit        $ 2,660,000    $ 2,445,000    $ 3,012,000    $ 2,960,000
                         ===========    ===========    ===========    ===========
     Net Income          $   117,000    $   526,000    $   543,000    $   984,000
                         ===========    ===========    ===========    ===========
     Net Income
      Per Common Share          $.02           $.09           $.09           $.17
                                ====           ====           ====           ====

                                         F-20

12.RELOCATION AND RESTRUCTURING

   In 1994, the Company relocated and restructured substantially all of the manufacturing, engineering and administrative functions located in Melville, New York to Alabama and Vermont. A pre-tax charge of $9.1 million was recorded during fiscal 1994 to cover the costs associated with the relocation and restructuring, which include the following:

                 Severance and related
                  human resource programs      $1,080,000
                 Employee relocation            3,151,000
                 Transfer of assets to Alabama
                  and Vermont                   2,326,000
                 Production inefficiencies      2,543,000
                                               ----------
                 Total                         $9,100,000
                                               ==========

   At December 31, 1995 and 1996 there is substantially no remaining liability on the accompanying consolidated balance sheets, as the relocation is complete.

13.     RELATED PARTY TRANSACTIONS

   Effective January 1, 1995, Innova International Corporation acquired 62.8%, subject to adjustment in certain circumstances, of the outstanding common stock of the Company pursuant to certain share exchange transactions with Stonebrook Group, Inc. and Stuvik AB.

   During 1996, the Company recorded sales of $1,140,000 to 3C
   Communications International S.A., an entity affiliated through certain common ownership. At December 31, 1996, accounts receivable on such sales was $659,000.
[FN]
                                   F-21
[/FN]

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope
Group Inc. on Forms S-8 and No. 33-33752 of Miltope Group Inc. on Form S-3 of our report dated February 21, 1997 appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended December 31, 1996.


/S/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
March 26, 1997





[FN]
                                    F-22

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

March 24, 1997                          /s/ George K. Webster
                                        -----------------------------
                                        George K. Webster
                                        President and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 24, 1997                          /s/ George K. Webster
                                        -----------------------------
                                        George K. Webster
                                        President and Chief Executive
                                        Officer (Principal Executive
Officer)

March 24, 1997                          /s/ James E. Matthews
                                        -----------------------------
                                        James E. Matthews
                                        Vice President, Finance(Principal
                                        Accounting and Financial Officer)

March 24, 1997                          /s/ Teddy G. Allen
                                        -----------------------------
                                        Teddy G. Allen
                                        Director

March 24, 1997                          /s/ Alvin E. Nashman
                                        -----------------------------
                                        Alvin E. Nashman
                                        Director

March 24, 1997
                                        -----------------------------
                                        Jan H. Stenbeck
                                        Director

March 24, 1997                          /s/ William Mustard
                                        -----------------------------
                                        William Mustard
                                        Director

March 24, 1997                          /s/ John Cusick
                                        -----------------------------
                                        John Cusick
                                        Director

March 24, 1997                          /s/ Franklin Miller
                                        -----------------------------
                                        Franklin Miller
                                        Director

March 24, 1997                          /s/ William L. Dickinson
                                        -----------------------------

                                        William L. Dickinson
                                        Director