Form 10-Q
period 1997-03-30
MILTOPE GROUP INC
filed 1997-05-13
CIK 752692

05/13/97/BLM/14853/001/FORMS/88161.1

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


    For the Quarter
Ended March 30, 1997                    Commission File Number 0-13433

                          MILTOPE GROUP INC.
----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                         11-2693062
---------------------------------       --------------------
   (State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)
Identification No.)


 500 Richardson Road South
     Hope Hull, AL                         36043
------------------------------           ---------
    (Address of principal                (Zip Code)
     executive offices)


     Registrant's telephone number, including area code (334) 284-8665

                            Not Applicable
-------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report

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
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 13, 1997: 5,868,898 shares of Common Stock, $.01 par value.

                 PART I - FINANCIAL INFORMATION

              MILTOPE GROUP INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31,    MARCH 30,
ASSETS                                           1996          1997
                                               (audited)    (unaudited)
                                             -----------   -----------
CURRENT ASSETS:
Cash                                         $   128,000   $   549,000
Accounts receivable                           10,890,000     7,431,000
Inventories                                   13,863,000    14,049,000
Other current assets                             279,000     1,197,000
        Total current assets                  25,133,000    23,226,000
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                        7,322,000     7,584,000
Furniture and fixtures                         1,475,000     1,481,000
Land, building and improvements                7,537,000     7,602,000
        Total property and equipment          16,334,000    16,667,000
        equipment
  Less accumulated depreciation                6,765,000     7,131,000
        Property and equipment - net           9,569,000     9,536,000

OTHER ASSETS                                   1,630,000     1,077,000
TOTAL                                        $36,332,000   $33,839,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $ 5,426,000    $2,334,000
Accrued expenses                               1,468,000       856,000
Current maturities of long-term debt             240,000       248,000
        Total current liabilities              7,134,000     3,438,000
LONG-TERM DEBT                                11,340,000    12,004,000
TOTAL LIABILITIES                             18,474,000    15,442,000
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 20,000,000
  shares authorized; 6,806,737 and
  6,808,487 shares outstanding at
  December 31, 1996 and March 30,
  1997, respectively                              68,000        68,000
Capital in excess of par value                20,253,000    20,258,000
Retained earnings                             11,783,000    11,956,000
Net unrealized appreciation on
 investment available for sale,
 net of deferred income tax
 liability of $212,000 at
 March 30, 1997                                       -       361,000
                                             32,104,000    32,643,000
Less treasury stock                          14,246,000    14,246,000
 Total stockholders equity                   17,858,000    18,397,000
TOTAL                                       $36,332,000   $33,839,000

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                               Thirteen Weeks Ended
                                              March 31,      March 30,
                                                1996           1997
                                             -----------    ----------

NET SALES                                    $ 9,950,000     $9,042,000
COSTS AND EXPENSES:
  Cost of sales                                7,290,000      6,860,000
  Selling, general and administrative          1,656,000      1,595,000
  Engineering, research and development          566,000        226,000
     Total                                     9,512,000      8,681,000
INCOME FROM OPERATIONS                           438,000        361,000
INTEREST EXPENSE -  net                          321,000        187,000
INCOME BEFORE INCOME TAXES                       117,000        174,000
INCOME TAXES                                           -              -
NET  INCOME                                  $   117,000    $   174,000
NET INCOME PER SHARE                         $       .02    $       .03
Weighted average number of shares              5,867,000      5,868,000

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1996 AND MARCH 30, 1997
                              (unaudited)

                                               March 31,          March 30,
                                                 1996               1997
                                              ----------          ---------
OPERATING ACTIVITIES:
  Net income                                  $  117,000          $ 174,000
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:

    Depreciation and amortization                430,000            413,000
    Provision for slow-moving and
     obsolete inventories                        225,000            238,000
    Provision for doubtful accounts
     receivable                                  (23,000)            30,000
    Gain on sale of investment
     available for sale                         (257,000)                 -
    Loss on sale of fixed assets                  22,000                  -
    Deferred income taxes                       (103,000)                 -
    Change in operating assets and
     liabilities:
        Accounts receivable                      550,000          3,429,000
        Inventories                              619,000           (451,000)
        Other current assets                    (276,000)          (410,000)
        Other assets                              83,000            302,000
        Accounts payable and accrued
          expenses                            (1,616,000)        (3,638,000)
         Cash provided by
          (used in) operating activities        (229,000)            87,000

INVESTING ACTIVITIES:
   Purchase of property and equipment            (57,000)          (333,000)
   Purchase of deferred assets                         -             (8,000)
   Proceeds from sale of property
    and equipment                                  4,000                  -
   Proceeds from sale of investment
    available for sale                           258,000                  -
          Cash provided by (used in)
           investing activities                  205,000           (341,000)

FINANCING ACTIVITIES:
   Proceeds from revolving credit loan-net       535,000            730,000
   Payments of other long-term debt                    -            (60,000)
   Exercise of stock options                           -              5,000
      Cash provided by financing acvities        535,000            675,000

NET INCREASE IN CASH                             511,000            421,000
CASH, BEGINNING OF PERIOD                        301,000            128,000
CASH, END OF PERIOD                           $  812,000          $ 549,000
SUPPLEMENTAL DISCLOSURE:
  Payments made
   Income taxes                               $        -          $  65,000
   Interest                                   $  270,000          $ 233,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

   Change in unrealized appreciation on
    investment available for sale             $  175,000          $ 573,000

                   MILTOPE GROUP INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


1. Financial Statements - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of March 30, 1997 and the results of operations and cash flows for the thirteen weeks ended March 31, 1996 and March 30, 1997.

The results for the thirteen weeks ended March 31, 1996 and March 30, 1997 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the thirteen week periods ended March 30, 1997 and March 31, 1996, while the impact on prior periods has not been determined.

2.   Inventories - Net

Inventories consist of the following:

                                    December 31, 1996        March 30, 1997
                                    -----------------        --------------
Purchased parts and subassemblies      $10,002,000            $11,146,000
Work-in-process                          3,955,000              3,024,000
                                        13,957,000             14,170,000
Less progress billings received            121,000                121,000

Total                                  $13,836,000            $14,049,000

3.    Other  Assets  -  The Company has an investment in M-Systems  Flash
Disk  Pioneers,  Ltd.  ("M-Systems"), a company  based  in  Israel.   The
Company currently owns 153,242 shares of M-Systems stock with an original cost of $231,000. The fair market value of the Company's investment in M-Systems stock on March 30, 1997 is $805,000 and is included in other current assets and as a separate component of stockholders' equity (net of deferred income taxes) on the accompanying balance sheet.

4. Income Taxes - The income tax provision in the first quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

5.     Reclassifications  -  Certain  prior  year   amounts   have   been
reclassified to conform with the current year classification.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks ended March 30, 1997, as compared to thirteen weeks ended March 31, 1996.

RESULTS OF OPERATIONS

Thirteen weeks ended March 30, 1997 compared to thirteen weeks ended March 31, 1996.

     Net sales for the thirteen weeks ended March 30, 1997 (first quarter of 1997) were $9,042,000 compared to net sales for the thirteen weeks ended March 31, 1996 (first quarter of 1996) of $9,950,000 The decrease in sales was the result of the timing of shipping schedules between the first and second quarters of 1997.

      The gross margin percentage for the first quarter of 1997 was 24.1% as compared with 26.7% for the same period in 1996. The decrease in gross margin percentage was due to a more favorable product mix in the first quarter of 1996.

      Selling, general and administrative expenses for the first quarter of 1997 decreased 3.7% from the first quarter of 1996, to $1,595,000. These expenses as a percent of sales were 17.6% in the first quarter of 1997 compared to 16.6% for the similar period in 1996. The increase in selling, general and administrative expenses as a percent of net sales was due to lower net sales for the first quarter of 1997 as compared to the same period in 1996.

     Company sponsored engineering, research and development expenses for the first quarter of 1997 decreased 60.1% from the first quarter of 1996 to $226,000. These expenses, as a percentage of sales, were 2.5% in the first quarter of 1997 compared to 5.7% for the similar period in 1996. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense net of interest income was $187,000 for the first quarter of 1997 compared to $321,000 for the similar period in 1996. The decrease is attributable to lower long-term debt.

      Net income for the first quarter of 1997 as compared to the same period of 1996 increased $57,000. Earnings per share were $.03 for the first quarter of 1997 as compared to $.02 for the similar period a year ago based on a weighted average of 5,868,000 shares and 5,867,000 shares of the Company's common stock outstanding for the respective periods.

     The income tax provision in the first quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital approximated $19,788,000 at March 30, 1997 compared to $17,999,000 at December 31, 1996. The increase is primarily attributable to the Company recording the fair market value of its investment in M-Systems stock due to the elimination of certain restrictions (Note 3) and the payment of accounts payable using proceeds from the Company's revolving credit facility.

      A $15 million revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.25% and 8.50% at December 31, 1996 and March 30, 1997, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.56% and 5.50% at December 31, 1996 and March 30, 1997, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1998, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods based upon a review of the previous year-end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits

            27.  Financial Data Schedule

       (b) Reports on Form 8-K

             None

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.



                                   By:/s/ James E. Matthews
                                   -----------------------------
                                        James E. Matthews,
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principle Accounting and
                                     Financial Officer)




Dated:  May 13, 1997