Form 10-Q
period 1997-06-29
MILTOPE GROUP INC
filed 1997-08-13
CIK 752692

08/13/97/BLM/14853/001/FORMS/88161.1

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter
Ended June 29, 1997                             Commission File Number 0-13433
-------------------

                           MILTOPE GROUP INC
------------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                        11-2693062
-------------------------------                           ---------------
 (State or other jurisdiction                             (I.R.S.Employer
of incorporation or organization)                        Identification No.)


 500 Richardson Road South
      Hope Hull, AL                                         36043
---------------------------------                        ------------
    (Address of principal                                 (Zip Code)
     executive offices)


Registrant's telephone number, including area code (334) 284-8665
                                                   --------------
                            Not Applicable
--------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                       No
        ------                  --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at August 13, 1997: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)


                                                JUNE 29,    DECEMBER 31,
                                                  1997         1996
                                               ---------    ------------
ASSETS
CURRENT ASSETS:
 Cash                                         $   107,000     $   128,000
 Accounts receivable                           10,104,000      10,890,000
 Inventories                                   14,108,000      13,836,000
 Other current assets                           1,366,000         279,000
                                             ------------    ------------
        Total current assets                   25,685,000      25,133,000
                                             ------------     -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                        7,770,000       7,322,000
 Furniture and fixtures                         1,538,000       1,475,000
 Land, building and improvements                8,012,000       7,537,000
                                              -----------     -----------
        Total property and equipment           17,320,000      16,334,000
 Less accumulated depreciation                  7,480,000       6,765,000
                                              -----------     -----------
        Property and equipment - net            9,840,000       9,569,000
                                              -----------     -----------
OTHER ASSETS                                      999,000       1,630,000
                                              -----------     -----------
TOTAL                                         $36,524,000     $36,332,000
                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
 Accounts payable                             $ 5,760,000     $ 5,426,000
 Accrued expenses                               1,093,000       1,468,000
 Current maturities of long-term debt             315,000         240,000
                                              -----------     -----------
        Total current liabilities               7,168,000       7,134,000
                                              -----------     -----------
LONG-TERM DEBT                                 10,280,000      11,340,000
                                              -----------     -----------
TOTAL LIABILITIES                              17,448,000      18,474,000
STOCKHOLDERS' EQUITY:                         -----------     -----------
Common stock - $.01 par value; 20,000,000
  shares authorized; 6,811,112 and
  6,806,737 shares outstanding at
  June 29, 1997 and December 31, 1996,
  respectively                                     68,000          68,000
Capital in excess of par value                 20,264,000      20,253,000
Retained earnings                              12,599,000      11,783,000
Net unrealized appreciation on
  investment available for sale, net of
  deferred income tax liability of
  $230,000 at June 29, 1997                       391,000               -
                                              -----------     -----------
                                               33,322,000      32,104,000
Less treasury stock                            14,246,000      14,246,000
                                              -----------     -----------
         Total stockholders' equity            19,076,000      17,858,000
                                              -----------     -----------
TOTAL                                         $36,524,000     $36,332,000
                                              ===========     ===========

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                            Twenty-Six Weeks Ended
                                         -----------------------------
                                            June,29        June 30,
                                             1997           1996
NET SALES                                $21,034,000     $21,086,000
                                         -----------     -----------
COSTS AND EXPENSES:
 Cost of sales                            16,193,000      15,981,000
  Selling, general and administrative      3,208,000       2,889,000
  Engineering, research and development      428,000         982,000
                                         -----------     -----------
   Total                                  19,829,000      19,852,000
                                         -----------     -----------
INCOME FROM OPERATIONS                     1,205,000       1,234,000
INTEREST EXPENSE -  net                      388,000         591,000
                                         -----------     -----------
INCOME BEFORE  INCOME TAXES                  817,000         643,000
INCOME TAXES                                       -               -
                                         -----------     -----------
NET  INCOME                              $   817,000     $   643,000
NET INCOME PER SHARE                     $       .14     $       .11
                                         ===========     ===========
Weighted average number of shares          5,869,000       5,867,000
                                         ===========     ===========

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)


                                                Thirteen Weeks Ended
                                              ---------------------------
                                                June 29,       June 30,
                                                 1997            1996
                                              -----------     -----------
NET SALES                                     $11,992,000     $11,137,000
                                              -----------     -----------
COSTS AND EXPENSES:
  Cost of sales                                 9,334,000       8,692,000
  Selling, general and administrative           1,613,000       1,233,000
  Engineering, research and development           202,000         416,000
                                              -----------     -----------
   Total                                       11,149,000      10,341,000
                                              -----------     -----------
INCOME FROM OPERATIONS                            843,000         796,000
INTEREST EXPENSE -  net                           201,000         270,000
                                              -----------     -----------
INCOME BEFORE  INCOME TAXES                       642,000         526,000
INCOME TAXES                                            -               -
                                              -----------     -----------
NET  INCOME                                   $   642,000     $   526,000
                                              ===========     ===========
NET INCOME PER SHARE                          $       .11     $       .09
                                              ===========     ===========
Weighted average number of shares:              5,869,000       5,867,000
                                              ===========     ===========

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
    FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                              (unaudited)

                                                        June 29,       June 30,
                                                          1997           1996
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net income                                            $   817,000    $   643,000
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                           808,000        858,000
  Provision for slow-moving and obsolete inventories      476,000        450,000
  Provision for doubtful accounts receivable               50,000       (265,000)
  Gain on sale of investment available for sale                 -       (522,000)
  Loss on sale of fixed assets                                  -         22,000
  Change in operating assets and liabilities:
      Accounts receivable                                 736,000     (1,284,000)
      Inventories                                        (749,000)     2,867,000
      Other current assets                               (531,000)       (17,000)
      Other assets                                        308,000        563,000
      Accounts payable and accrued expenses                26,000     (2,366,000)
                                                       ----------    -----------
         Cash provided by operating                     1,941,000        949,000
                                                       ----------    -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                     (985,000)      (139,000)
  Proceeds from sale of investment available for sale           -        524,000
  Proceeds from sale of property and equipment                  -          4,000
         Cash provided by (used in) investing activities (985,000)       389,000
                                                       ----------    -----------
FINANCING ACTIVITIES:
  Payments of revolving credit loan-net                  (928,000)      (782,000)
  Payments of other long-term debt                        (60,000)      (151,000)
  Proceeds from exercise of stock options                  11,000              -
                                                       ----------    -----------
        Cash used in financing activities                (977,000)      (933,000)
                                                       ----------    -----------
NET INCREASE (DECREASE) IN CASH                           (21,000)       405,000
CASH, BEGINNING OF PERIOD                                 128,000        301,000
                                                       ----------    -----------
CASH, END OF PERIOD                                      $107,000       $706,000
                                                       ==========    ===========
SUPPLEMENTAL DISCLOSURE:
   Payments made:
    Income taxes                                         $ 65,000       $      -
                                                       ==========    ===========
    Interest                                             $414,000       $560,000
                                                       ==========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Increase (decrease)  in unrealized appreciation
 on investment available for sale                        $621,000      $(357,000)
                                                       ==========    ============

              MILTOPE GROUP INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of June 29, 1997 and the results of operations and cash flows for the twenty-six and thirteen weeks ended June 29, 1997 and June 30, 1996.

The results for the twenty-six weeks ended June 29, 1997 and June 30, 1996 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

During February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the twenty-six week periods ended June 29, 1997 and June 30, 1996, while the impact on prior periods has not been determined.

2.   Inventories - Net

Inventories consist of the following:

                                   June 29, 1997        December 31, 1996
                                   -------------        -----------------
Purchased parts and
  subassemblies                     $  9,832,000          $ 10,002,000
Work-in-process                        4,397,000             3,955,000
                                    ------------          ------------
Total                                 14,229,000            13,957,000
Less progress billings received          121,000               121,000
                                    ------------          ------------
Total                               $ 14,108,000          $ 13,836,000
                                    ============          ============

3. Other Current Assets - The Company has an investment in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company currently owns 153,242 shares of M-Systems stock with an original cost of $231,000. The fair market value of the Company's investment in M-Systems stock on June 29, 1997 is $852,000. The unrealized appreciation on the investment is included as a separate component of stockholders' equity (net of deferred income taxes) on the accompanying balance sheet.

4. Income Taxes - The income tax provision in the second quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

5.     Reclassifications  -  Certain  prior  year  amounts  have   been
reclassified to conform with the current year classification.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
=======

      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks and twenty-six weeks ended June 29, 1997, as compared to thirteen weeks and twenty-six weeks ended June 30, 1996.

RESULTS OF OPERATIONS
=====================

Thirteen  weeks ended  June 29, 1997 compared to thirteen  weeks  ended
June 30, 1996
------------------------------------------------------------------------
      Net sales for the thirteen weeks ended June 29, 1997 (second quarter of 1997) were $11,992,000 compared to net sales for the thirteen weeks ended June 30, 1996 (second quarter of 1996) of $11,137,000. The increase in sales was the result of higher commercial product sales.

      The gross margin percentage for the second quarter of 1997 was 22.2% as compared with 22.0% for the same period in 1996.

      Selling, general and administrative expenses for the second quarter of 1997 increased 30.8% from the second quarter of 1996, to $1,613,000. These expenses as a percent of sales were 13.5% in the second quarter of 1997 compared to 11.1% for the similar period in 1996. The increase in these expenses was primarily attributable to increased marketing activities in the second quarter of 1997 and a gain from the sale of M-Systems stock in the second quarter of 1996.

      Company sponsored engineering, research and development expenses for the second quarter of 1997 decreased 51.4% from the second quarter of 1996, to $202,000. These expenses as a percentage of sales were 1.7% in the second quarter of 1997 compared to 3.7% for the similar period in 1996. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense, net of interest income, was $201,000 in the second quarter of 1997 compared to $270,000 for the similar period in 1996. The decrease reflects decreased debt compared to the prior year.

     Net income for the second quarter of 1997 increased 22.1% from the second quarter of 1996 to $642,000. Earnings per share were $0.11 for the second quarter of 1997 as compared to $0.09 for the similar period in 1996 based on a weighted average of 5,869,000 shares and 5,867,000 shares of the Company's common stock outstanding for the respective periods.

      The income tax provision in the second quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

Twenty-six weeks ended June 29, 1997 compared to twenty-six weeks ended June 30, 1996
------------------------------------------------------------------------
     Net sales for the twenty-six weeks ended June 29, 1997 (first half of 1997) were $21,034,000 compared to net sales for the twenty-six weeks ended June 30, 1996 (first half of 1996) of $21,086,000.

      The gross margin percentage for the first half of 1997 was 23.0% as compared with 24.2% for the same period in 1996. The decrease in gross margin percentage was due to a more favorable product mix in the first half of 1996.

     Selling, general and administrative expenses for the first half of 1997 increased 11.0% from the first half of 1996, to $3,208,000. These expenses as a percent of sales were 15.3% in the first half of 1997 compared to 13.7% for the similar period in 1996. The increase in these expenses was principally the result of a gain from the sale of M-Systems stock in the first half of 1996.

      Company sponsored engineering research and development expenses for the first half of 1997 decreased 56.4% from the first half of 1996 to $428,000. These expenses as a percentage of sales were 2.0% in the first half of 1997 compared to 4.7% for the similar period in 1996. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest  expense, net of interest income, was $388,000   in  the
first half of 1997 compared to $591,000 for the similar period in 1996. The decrease reflects decreased debt compared to the prior year.

      Net income for the first half of 1997 increased 27.1% from the first half of 1996 to $817,000. Earnings per share for the first half of 1997 were $0.14 as compared to earnings per share of $0.11 for the similar period in 1996 based on a weighted average of 5,869,000 shares and 5,867,000 shares of the Company's common stock outstanding for the respective periods.

      The income tax provision in the first half of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

LIQUIDITY AND CAPITAL RESOURCES
================================

     Working capital approximated $18,517,000 at June 29, 1997 compared to $17,999,000 at December 31, 1996.

     A $15 million revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.50 % and 8.25% at June 29, 1997 and December 31, 1996, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.69% and 5.56% at June 29, 1997 and December 31, 1996, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1998, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods based upon a review of the previous year-end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

PART II - OTHER INFORMATION
===========================

Item 1 - Legal Proceedings

     The Company, from time to time, is a party to pending or threatened legal proceedings and arbitrations. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material.

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



                                   MILTOPE GROUP INC.


                                   By:/s/ James E. Matthews
                                      -------------------------
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principle Accounting and
                                     Financial Officer)




Dated:  August 13, 1997