Form 10-Q
period 1997-09-28
MILTOPE GROUP INC
filed 1997-11-14
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 28, 1997
Commission File Number 0-13433

                          MILTOPE GROUP INC.
---------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



            Delaware                                  11-2693062
----------------------------------                -------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)


 500 Richardson Road South
      Hope Hull, AL                                      36043
----------------------------                         ------------
    (Address of principal                             (Zip Code)
     executive offices)


   Registrant's telephone number, including area code (334) 284-8665

                            Not Applicable
----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X                   No
        ------                   -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at November 13, 1997: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                        SEPTEMBER 28,    DECEMBER 31,
ASSETS                                      1997            1996
                                         (unaudited)
                                        --------------  --------------
CURRENT ASSETS:
 Cash                                    $  100,000     $   128,000
 Accounts receivable                      8,221,000      10,890,000
Inventories                              14,945,000      13,836,000
Other current assets                      1,021,000         279,000
                                        -----------     -----------
        Total current assets             24,287,000      25,133,000
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                   7,923,000       7,322,000
Furniture and fixtures                    1,542,000       1,475,000
Land, building and improvements           8,222,000       7,537,000
                                        -----------     -----------
  Total property and equipment           17,687,000      16,334,000

  Less accumulated depreciation           7,837,000       6,765,000
                                        -----------     -----------
    Property and equipment - net          9,850,000       9,569,000
OTHER ASSETS                              1,619,000       1,630,000
                                        -----------     -----------
TOTAL                                   $35,756,000     $36,332,000

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payable                        $ 3,953,000     $ 5,426,000
Accrued expenses                            904,000       1,468,000
Current maturities of long-term debt        263,000         240,000
                                        -----------     -----------
         Total current liabilities        5,120,000       7,134,000
LONG-TERM DEBT                           10,938,000      11,340,000
                                        -----------     -----------
TOTAL LIABILITIES                        16,058,000      18,474,000
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 and 6,806,737 shares
  outstanding  at  September 28,
  1997 and December 31, 1996,
  respectively                               68,000          68,000
Capital in excess of par value           20,264,000      20,253,000
Retained earnings                        13,304,000      11,783,000
Net unrealized appreciation on
  investment available for sale,
  net of deferred income tax
  liability of $181,000 at
  September 28, 1997                        308,000               -
                                        -----------     -----------
                                         33,944,000      32,104,000
Less treasury stock                      14,246,000      14,246,000
                                        -----------     -----------
 Total stockholders' equity              19,698,000      17,858,000
                                        -----------     -----------
TOTAL                                   $35,756,000     $36,332,000

      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   -2-

                  MILTOPE GROUP INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                             Thirteen Weeks Ended
                                         September 28,   September 29,
                                             1997            1996
                                        --------------   -------------
NET SALES                                $ 8,326,000      $12,059,000
COSTS AND EXPENSES:
  Cost of sales                            6,161,000        9,047,000
  Selling, general and administrative      1,354,000        1,878,000
  Engineering, research anddevelopment       516,000          294,000
                                         -----------      -----------
   Total                                   8,031,000       11,219,000
                                         -----------      -----------
INCOME FROM OPERATIONS                       295,000          840,000
INTEREST EXPENSE -  net                      190,000          297,000
                                         -----------      -----------
INCOME BEFORE  INCOME TAXES                  105,000          543,000
INCOME TAX BENEFIT                           600,000                -
                                         -----------      -----------
NET  INCOME                              $   705,000      $   543,000
                                         ===========      ===========
NET INCOME PER SHARE                     $       .12      $       .09
                                         ===========      ===========
Weighted average number of shares:         5,872,000        5,867,000
                                         ===========      ===========

       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  MILTOPE GROUP INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                            Thirty-Nine Weeks Ended
                                         September 28,    September 29,
                                             1997             1996
                                         -------------    -------------
NET SALES                                 $29,360,000      $33,145,000
COSTS AND EXPENSES:
 Cost of sales                             22,354,000       25,028,000
  Selling, general and administrative       4,562,000        4,839,000
  Engineering, research and development       944,000        1,204,000
                                          -----------      -----------
   Total                                   27,860,000       31,071,000
                                          -----------      -----------
INCOME FROM OPERATIONS                      1,500,000        2,074,000
INTEREST EXPENSE -  net                       578,000          888,000
                                          -----------      -----------
INCOME BEFORE  INCOME TAXES                   922,000        1,186,000
INCOME TAX BENEFIT                            600,000                -
                                          -----------      -----------
NET  INCOME                               $ 1,522,000      $ 1,186,000
                                          ===========      ===========
NET INCOME PER SHARE                      $       .26      $       .20
                                          ===========      ===========
Weighted average number of shares:          5,872,000        5,867,000
                                          ===========      ===========

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                              (unaudited)

                                                September 28,    September 29,
                                                    1997              1996
                                                -------------    -------------
OPERATING ACTIVITIES:
 Net income                                      $ 1,522,000       $ 1,186,000
 Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                    1,212,000         1,288,000

  Provision for slow-moving and
   obsolete inventories                              485,000           580,000
  Provision for doubtful accounts receivable          85,000            45,000
  Gain on sale of investment available for sale     (313,000)         (522,000)
  Loss on sale of fixed assets                             -            22,000
  Change in operating assets and liabilities:
        Accounts receivable                        2,585,000          (530,000)
        Inventories                               (1,595,000)          693,000
        Other current assets                        (416,000)          (52,000)
        Other assets                                (310,000)          257,000
        Accounts payable and accrued expenses     (1,970,000)       (1,647,000)
         Cash provided by operating activities     1,285,000         1,320,000

INVESTING ACTIVITIES:
  Purchase of property and equipment              (1,353,000)         (268,000)
  Proceeds from sale of investment available
  for sale                                           410,000           524,000
  Proceeds from sale of property and equipment             -             4,000
        Cash provided by (used in) investing
        activities                                  (943,000)          260,000

FINANCING ACTIVITIES:
  Payments of revolving credit loan-net             (201,000)         (538,000)
  Payments of other long-term debt                  (180,000)         (651,000)
  Proceeds from exercise of stock options             11,000                 -


         Cash used in financing activities          (370,000)       (1,189,000)

NET INCREASE (DECREASE) IN CASH                      (28,000)          391,000
CASH, BEGINNING OF PERIOD                            128,000           301,000
CASH, END OF PERIOD                               $  100,000        $  692,000
SUPPLEMENTAL DISCLOSURE:
   Payments made:
    Income taxes                                  $   11,000        $        -
    Interest                                      $  608,000        $1,043,000

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Reduction of liability associated
   with acquisition                               $        -        $  425,000
  Increase (decrease) in unrealized
   appreciation on investment available
   for sale                                       $  489,000        $ (357,000)

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of September 28, 1997, the results of operations for the thirteen and thirty-nine weeks ended September 28, 1997 and September 29, 1996, and cash flows for the thirty-nine weeks ended September 28, 1997 and September 29, 1996.

The results for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

During February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the thirty-nine week periods ended September 28, 1997 and September 29, 1996, while the impact on prior periods has not been determined.

2.   Inventories - Net

Inventories consist of the following:

                                    September 28,    December 31,
                                        1997             1996
                                    -------------    -------------
Purchased parts and
  subassemblies                      $10,454,000       $10,002,000
Work-in-process                        4,491,000         3,955,000
                                     -----------       -----------
Total                                 14,945,000        13,957,000
Less progress billings received                -           121,000
                                     -----------       -----------
Total                                $14,945,000       $13,836,000
                                     ===========       ===========

3. Other Current Assets - The Company has an investment in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. The Company currently owns 88,950 shares of M-Systems stock with an original cost of $134,000. The fair market value of the Company's investment in M-Systems stock on September 28, 1997 is $623,000. The unrealized appreciation on the investment is included as a separate component of stockholders' equity (net of deferred income taxes) on the accompanying balance sheet.

4. Income Taxes - The income tax provision in the third quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. In addition, a deferred tax asset of $600,000 relating to a portion of the Company's net operating loss carryforward was recognized in the third quarter of 1997 as management estimates that it is more likely than not, that the deferred tax asset will be realized in future periods. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

5.  Reclassifications  -  Certain  prior  year  amounts  have   been
reclassified to conform with the current year classification.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks and thirty-nine weeks ended September 28, 1997, as compared to thirteen weeks and thirty-nine weeks ended September 29, 1996.

RESULTS OF OPERATIONS

Thirteen weeks ended September 28, 1997 compared to thirteen weeks ended September 29, 1996

      Net sales for the thirteen weeks ended September 28, 1997 (third quarter of 1997) were $8,326,000 compared to net sales for the thirteen weeks ended September 29, 1996 (third quarter of 1996) of $12,059,000. The decrease in sales was the result of temporary delays in production and receipt of components for new products.

      The gross margin percentage for the third quarter of 1997 was 26.0% as compared with 25.0% for the same period in 1996. The increase is attributable to a more favorable product mix in the third quarter of 1997.

     Selling, general and administrative expenses for the third quarter of 1997 decreased 27.9% from the third quarter of 1996, to $1,354,000. These expenses as a percent of sales were 16.3% in the third quarter of 1997 compared to 15.6% for the similar period in 1996. The increase as a percent of sales was attributable to the decrease in sales partially offset by a gain on the sale of M-Systems shares in the third quarter of 1997.

      Company sponsored engineering, research and development expenses for the third quarter of 1997 increased 75.5% from the third quarter of 1996, to $516,000. These expenses as a percentage of sales were 6.2% in the third quarter of 1997 compared to 2.4% for the similar period in 1996. The increase is attributable to an increased amount of research and development for in-flight entertainment and cabin management products.

      Interest expense, net of interest income, was $190,000 in the third quarter of 1997 compared to $297,000 for the similar period in 1996. The decrease reflects decreased debt compared to the prior year.

      The income tax provision in the third quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. In addition, a deferred tax asset of $600,000 relating to a portion of the Company's net operating loss carryforward was recognized in the third quarter of 1997 as management estimates that it is more likely than not, that the deferred tax asset will be realized in future periods. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

      Net income for the third quarter of 1997 increased 29.8% from the third quarter of 1996 to $705,000. Earnings per share were $0.12 for the third quarter of 1997 as compared to $0.09 for the similar period in 1996 based on a weighted average of 5,872,000 shares and 5,867,000 shares of the Company's common stock outstanding for the respective periods.

Thirty-nine weeks ended September 28, 1997 compared to thirty-nine weeks ended September 29, 1996
-----------------------------------------------------------------------

      Net sales for the thirty-nine weeks ended September 28, 1997 (first nine months of 1997) were $29,360,000 compared to net sales for the thirty-nine weeks ended September 29, 1996 (first nine months of
1996)  of  $33,145,000.   The  decrease in  sales  was  the  result  of
temporary delays in production and receipt of components for new products.

      The gross margin percentage for the first nine months of 1997 was 23.9% as compared with 24.5% for the same period in 1996. The decrease in gross margin percentage was due to a more favorable product mix in the first nine months of 1996.

      Selling, general and administrative expenses for the first nine months of 1997 decreased 5.7% from the first nine months of 1996, to $4,562,000. These expenses as a percent of sales were 15.5% in the first nine months of 1997 compared to 14.6% for the similar period in 1996. The increase as a percent of sales was primarily attributable to decreased sales in the first nine months of 1997.

      Company sponsored engineering research and development expenses for the first nine months of 1997 decreased 21.6% from the first nine months of 1996 to $944,000. These expenses as a percentage of sales were 3.2% in the first nine months of 1997 compared to 3.6% for the similar period in 1996. The decrease is attributable to an increased amount of research and development funded by contracts and greater efficiencies in research and development processes.

      Interest expense, net of interest income, was $578,000 for the first nine months of 1997 compared to $888,000 for the similar period in 1996. The decrease reflects decreased debt compared to the prior year.

      The income tax provision in the first nine months of 1997 was completely offset by the utilization of the Company's net operating loss carryforward. An additional deferred tax asset of $600,000 was recognized in the first nine months of 1997 as management estimates that it is more likely than not that the deferred tax asset will be realized in future periods. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

      Net income for the first nine months of 1997 increased 28.3% from the first nine months of 1996 to $1,522,000. Earnings per share for the first nine months of 1997 were $0.26 as compared to earnings per share of $0.20 for the similar period in 1996 based on a weighted average of 5,872,000 shares and 5,867,000 shares of the Company's common stock outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital approximated $19,167,000 at September 28, 1997 compared to $17,999,000 at December 31, 1996.

     A $15 million revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.50% and 8.25% at September 28, 1997 and December 31, 1996, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.65% and 5.56% at September 28, 1997 and December 31, 1996, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1999, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods based upon a review of the previous year-end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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



                                   MILTOPE GROUP INC.


                                   By: /s/ James E. Matthews
                                     -------------------------------
                                     James E. Matthews,
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principle Accounting and
                                     Financial Officer)




Dated:  November 13, 1997