Form 10-K
period 1997-12-31
MILTOPE GROUP INC
filed 1998-03-30
CIK 752692

FORM 10-K


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997   Commission File Number  0-13433


                             MILTOPE GROUP INC.
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                            11-2693062
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
              or organization)                    Identification No.)

   500 Richardson Road South, Hope Hull, Alabama            36043
-----------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, par value $.01 each
                  ----------------------------------
                           (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days . Yes  X       No
          -----       -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form  10-K or any amendment to this Form 10-K.  [     ]

      The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $7,026,495 as of February 2, 1998.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,871,523 as of February 2, 1998.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 11, 1998, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the December 31, 1997 Form 10-K.

ITEM 1. BUSINESS
        --------
General
-------
     Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation which, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November 1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, Innova International Corporation, a Delaware corporation ("IIC"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. IIC provides, through its operating subsidiaries, integrated network products and services. IIC is a subsidiary of Great Universal Incorporated, a Delaware corporation which is engaged in system integration services, outsourcing services and the provision of satellite television programming.

     Miltope is engaged in the design, development, manufacture and testing of computers and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for both military and commercial customers. Miltope's product lines include a broad range of computer printers, disk memory products, transportable microcomputers and electronically erasable programmable read only memory ("EEPROM") together with subsystems incorporating these products. Miltope also delivers components for cabin management and in flight entertainment systems, public access Internet terminals, and a complete line of rugged SUN and Hewlett-Packard RISC workstations and related peripherals.

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

Description of Business
-----------------------
Military/Rugged - General
-------------------------
     The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for military customers. Military/rugged product lines include a broad range of computer printers, disk memory products, hand held and transportable microcomputers, and EEPROM solid state memories, together with subsystems incorporating these products. In 1988, the Company introduced a complete line of rugged Hewlett Packard Company computers and related peripherals. The equipment is being used for the United States Army's Tactical Command and Control System/Common Hardware Software Program ("ATCCS/CHS") under a contract awarded to the Company in August 1988, as well as to other customers for related applications.

     During 1995, the Company introduced a new family of rugged computer products consisting of hand held Intel based computers and portable SUN and Hewlett-Packard RISC workstations and related peripherals. These new products are reconfigurable and scaleable for specific applications and employ commercial "off the shelf" technology. The hand held Intel based computers are being used for the United States Army's Soldiers' Portable On-system Repair Tools ("SPORT") under a contract awarded to the Company in June 1996, as well as by other customers for related applications. The portable SUN and Hewlett-Packard RISC workstations comprise the Transportable RISC Computer ("TRC") 2000 product line and are being used for a variety of military and commercial applications.

     Substantially all of the military/rugged segment sales consist of militarized and rugged products. "Militarized" equipment is designed and built, with respect to each component and the whole, to conform to stringent United States Department of Defense ("DOD") specifications developed for severe land, sea and airborne operating environments. These specifications define equipment operating parameters including atmosphere, temperature and humidity conditions, permitted levels of shock and vibration, susceptibility to electro-magnetic interference ("EMI"), EMI emission levels, and detection and hardening for nuclear survivability. "Rugged" equipment is designed and manufactured to less demanding specifications and may include commercially available devices which are suitably modified for these applications.

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

     Military/rugged  products are sold for use in  a  broad  range  of military programs for the United States Air Force, Army, Navy and Marine Corps, for NATO, for the Australian, British, Canadian, French, German, Israeli, Italian, Spanish and Norwegian armed forces and for the armed forces of other countries. Miltope's militarized and rugged computers and peripheral products are compatible with most standard military computers and are sold to the DOD and many prime DOD systems contractors and integrators, including Amtech Corporation, Bath Iron Works, Boeing Aerospace, EDS, Raytheon E-Systems Inc., Northrop Grumman Corporation, GTE Corp., Government Technology Services, Inc. (GTSI), General Dynamics, Hughes Defense Communications, Lockheed Martin,
ManTech Test Systems, Inc., Marconi Radar Control Systems Limited, McDonnell Douglas Corp., Motorola Inc., Loral Federal Systems, Teledyne Controls, CAE Inc., and ITT Defense Systems.

     Miltope believes that it has captured a major portion of the market for militarized printers and disk memory products. In addition, Miltope is recognized as a leading supplier of rugged computers and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of high reliability peripheral components and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to avoid the risks normally encountered when procuring peripherals from multiple suppliers and to achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. Also, as defense budgets have been reduced, an emphasis on commercially adaptable electronics and the requirement for smaller, less expensive and more portable systems has occurred. Miltope believes its new product family of rugged, reconfigurable portable and handheld computing devices will serve this growing market niche well as evidenced by the DOD's award to Miltope of the SPORT Program in June 1996 and the award of the TETS (Third Echelon Test Set) program in October 1997.

     Miltope has been performing under a nine year DOD contract which runs until August 1998 in connection with the ATCCS/CHS Program. The purpose of the ATCCS/CHS Program is to integrate most of the aspects of land combat through the common automation of mission command and control areas. As of February 2, 1998, Miltope has been issued cumulative firm orders valued at approximately $290,000,000 since the inception of this contract. In addition, the Company has received orders for ATCCS/CHS equipment for other defense contractors and foreign governments.

     In June 1996, Miltope was awarded a five year DOD contract for Soldiers' Portable On-system Repair Tools (SPORT). SPORT will enhance the U.S. Army's capability to diagnose and repair weapon systems and electronically display technical manuals. Production deliveries under this contract began in September, 1997. The contract has an estimated value of approximately $81,000,000 over a five year period. As of February 2, 1998, Miltope has been issued firm orders valued at approximately $8,150,000 under this contract. In addition, the Company has received orders for SPORT equipment for other defense contractors.

     In July 1997, Miltope was awarded additional orders of approximately $3,300,000 from the U.S. Navy for the manufacture and delivery of SuperBobcat computers. These computers are rugged, powerful workstations designed and used to support naval aircraft in gathering signal intelligence for threat identification. As of February 2, 1998, Miltope has received firm orders of approximately $7,900,000 from this customer since the inception of the program in June of 1996.

     In October 1997, the Company was selected to supply its Prowler computer to fulfill a contract awarded by ManTech Test Systems, Inc. The Prowler is a rugged, portable, Intel based computer developed and manufactured by Miltope. The unit will serve as the instrument controller for the U.S. Marines' Third Echelon Test Set ("TETS") program. TETS will provide the Marines with a portable test capability to screen, test and diagnose electronic and electromechanical equipment in the field. The estimated contract value is $9,500,000 over a five year period. As of February 2, 1998, Miltope has received firm orders of approximately $300,000.

Commercial - General
--------------------
     The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, airline ticket and boarding pass printers, rugged public access
Internet terminals, mass storage devices, and derivatives of rugged hand held Intel based computers and portable RISC workstations originally developed for military applications. This segment's business represented approximately 48% of the Company's 1997 revenues, approximately 33% of the Company's 1996 revenues and approximately 15% of the Company's 1995 revenues.

     Miltope's airborne printer products are sold to a broad base of airframe manufacturers and commercial airline companies worldwide for use in flight deck and cabin workstation information systems. During 1997, customers for the airborne printer line of products included Boeing Aerospace, Continental Airlines, Delta Airlines, KLM, Matsushita Avionics Systems, Teledyne Controls and AMR Eagle, Inc.. Miltope has received firm orders during 1997, of approximately $5,600,000 for airborne printer products.

     During 1997, Miltope received firm orders from an affiliate, 3C Communications International, S.A., a Luxembourg based telecommunications company, amounting to approximately $8,100,000, for the manufacture and delivery of rugged Internet terminals for commercial use in Europe. These terminals are designated for installation in hotels, transportation centers, restaurants, etc. to provide Internet access for the traveling public. As of February 2, 1998, Miltope has received cumulative firm orders of approximately $11,800,000 from this customer since July 1996.

     In December 1996, Miltope was awarded a contract for the manufacture of rugged hard drives for use in Sony Trans Com Inc.'s Audio Video on Demand In-Flight Entertainment System ("P@ssport TM") to be sold to airline customers around the world. The estimated contract value is $10,200,000 over a five year period. The contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 2, 1998, Miltope has received firm orders of approximately $200,000 from this customer for this product.

     In October 1997, Miltope was awarded an additional contract from Sony Trans Com, Inc., for an estimated value of $6,000,000 over a five year period to develop and manufacture computer units for the P@VEST Family of Programmable In Flight Entertainment Systems. The Miltope developed computer unit will provide an interactive capability to Sony Trans Com, Inc.'s in-flight audio/video, passenger entertainment and information systems. The contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 2, 1998, Miltope has received firm orders of approximately $100,000 from this customer for this product.

     In December 1997, Miltope entered into a strategic agreement with Honeywell, Inc. Business and Commuter Aviation Systems, to provide Maintenance Access Terminals ("MAT") for use in business jets and commuter aircraft around the world as an option on Honeywell's integrated avionics systems. As of February 2, 1998, Miltope has received firm orders of approximately $1,000,000 for this product from this customer.

Sales and Significant Customers
-------------------------------
     Sales in 1997 attributable to the military industry segment were approximately as follows: 53% from large DOD programs (each accounting for 5% or more of annual sales), 17% from smaller programs and sales of standard items in Miltope's catalogue, 23% from sales to foreign governments and defense contractors and 7% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

     In 1997, sales to the DOD accounted for 39% of net sales of the Company. Sales to 3C Communications International, S.A. an entity affiliated through certain common ownership, accounted for 26% of net sales. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 1997 attributable to the commercial industry segment amounted to approximately 48% of the Company's total net sales.

Government Contracts
--------------------
     Miltope's business is subject to various statutes, regulations and provisions governing defense contracts including the Truth in Negotiations Act, which provides for the examination by the U.S. government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts.

     Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 4 to 12 months, with contracts under any particular program being subject to further funding and negotiation. Miltope's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

Backlog
-------
     Backlog for both the military and commercial industry segments at December 31, 1997 was $14,302,000, an 18% decrease from the $17,400,000 backlog at December 31, 1996.

     Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog will be recognized as revenue by December 31, 1998. The Company also believes that a substantial part of new delivery orders and contract fundings received in 1998 will be recognized as revenue in the same year due to shorter lead times.

     Backlog for the commercial industry segment was approximately 28% of the total backlog at December 31, 1997 and approximately 47% of the total backlog at December 1996.

     Backlog does not include unfunded portions of multi-year contracts. Unfunded portions of multi-year contracts totaled $101,700,000 and $100,000,000 at December 31, 1996 and 1997,
respectively.

Competition
-----------
     Both of the Company's industry segments face intense competition in markets for certain of their products. Competition comes from independent producers as well as prime contractors. Some of these competitors have greater resources than the Company. Competition is based on such factors as price, technological capability, quality, reliability and timely delivery.

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

Engineering, Research and Development
-------------------------------------
     The Company believes that success within the industry depends in large part upon its ability to develop and apply new technology to modify, enhance and expand its existing line of proprietary products. The funding of these activities is primarily internal through Company sponsored research and development. Product development activities are generally the result of the need to respond to the anticipated requirements of future programs, the introduction of new technology which can be used to enhance product performance and direct requests by customers and the DOD. In certain cases the Company has licensed technology from commercial manufacturers for subsequent militarization and ruggedization. Management believes approximately 3% to 5% of net sales for engineering, research and development expenditures should adequately support the growth of the Company's business.

     Engineering, research and development expenditures in 1995, 1996 and 1997 were approximately $3,900,000, $1,600,000 and $1,700,000, respectively.

     Miltope's funded research and development efforts for its military/rugged segment include projects to enhance its mass storage devices, printers, computer workstations and portable/hand held computers. Miltope's funded research efforts for its commercial segment include projects to enhance its airline in-flight cabin management and entertainment products, airborne printers, mass storage devices and public access Internet terminals for commercial markets.

Employees
---------
     At December 31, 1997, the Company employed 260 full-time personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------
     The Company recorded foreign sales in its military/rugged industry segment of approximately $12,846,000, $4,532,000 and $1,111,000 in
1995, 1996 and 1997, respectively. The Company recorded foreign sales in its commercial industry segment of approximately $257,000, $1,350,000 and $11,657,000, in 1995, 1996 and 1997, respectively.
During 1996 and 1997, the Company recorded sales of $1,140,000 and $10,640,000, respectively, to 3C Communications International, S.A., an entity affiliated through certain common ownership.

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

ITEM 3. LEGAL PROCEEDINGS
        -----------------
      The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II
                               ---------
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
        --------------------------------------------------------------------
Market Information
------------------
     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since January 1, 1996 have been:

        Calendar Year 1996          High         Low
        ------------------       --------     ---------
        First Quarter .......... $  2-7/8     $  2-1/16

        Second Quarter..........    8            1-5/8

        Third Quarter...........    4-5/8        2-1/2

        Fourth Quarter..........    4-1/8        2-5/8

        Calendar Year 1997
        ------------------
        First Quarter........... $  3-7/8     $  2-3/4

        Second Quarter..........    4            2-3/4

        Third Quarter...........    4-3/4        3-1/8

        Fourth Quarter..........    4-1/4        3

Holders of Common Stock
-----------------------
     As of February 2, 1998, there were approximately 1,593 shareholders of record and beneficial owners of the Company's Common Stock.

Dividend Policy
---------------
     No dividends were paid in 1996 or 1997. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 1997 which should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

           (All amounts in thousands, except per share data)

                                Year Ended December 31,
                      1993      1994       1995      1996      1997
                    -------   --------  ---------  --------  --------
Income Statement
----------------
Data:
Net sales           $84,320   $ 75,569   $ 65,708  $ 45,513  $ 40,372
Gross profit         21,232      5,680     13,372    11,077     9,803
Income (loss)
 before income taxes (1,381)   (18,885)      (984)    1,770     1,211
Net income (loss)      (856)   (15,460)      (984)    2,170     3,271
Basic and diluted
 net income
 (loss) per share      (.15)     (2.65)      (.17)      .37       .56
Cash dividends per
  share                   -          -          -         -         -
Weighted average
  shares outstanding  5,825      5,834      5,853     5,867     5,870

Balance Sheet Data:
-------------------
Working capital     $31,460   $ 19,398   $ 18,896  $ 17,999  $ 19,652

Total assets         62,587     53,162     41,440    36,332    38,449

Long-term debt        7,872     17,551     16,953    11,340     11251

Stockholders'equity  32,033     17,230     15,913    17,858    21,140


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------
Business Environment
--------------------
     The   following   discussion  includes  certain  forward   looking
statements which are affected by important factors including, but not limited to, actions of competitors, termination of contracts at the
convenience   of   the  United  States  government,  customer   funding
variations in connection with multi-year contracts and follow-on options that could cause actual results to differ materially from forward looking statements.

     The Company's military/rugged business segment provides specialized computers and related peripheral equipment to the United States and foreign military defense departments. Equipment in this segment takes two primary forms. The first of these is fully militarized products, usually designed especially for a particular mission area with demanding environmental and quality requirements. The second of these is rugged products, usually based on a commercial baseline product, but adapted by the Company to meet environmental and quality specifications that exceed the requirements for commercial products.

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

     Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, in-flight cabin management and entertainment products, airline ticket and boarding pass printers, rugged public access Internet terminals, mass storage devices, and derivatives of rugged hand held Intel based computers and portable RISC workstations originally developed for military applications. Sales in the commercial segment increased by 31% in 1997 primarily due to increased sales in airborne printers and rugged public access Internet terminals.

Results of Operations
---------------------
     The Company reported net income (loss) of approximately $3,300,000 compared to approximately $2,200,000 in 1996 and approximately ($1,000,000) in 1995. The basic and diluted net income per share was $.56 compared to $.37 per share in 1996 and a net loss of $.17 per share in 1995.

     Sales for 1997 totaled approximately $40,400,000, a decrease of approximately $5,100,000, or 11.3%, from 1996. This change was attributable to a reduction in military sales of approximately $9,700,000 partially offset by an increase in commercial sales of approximately $4,600,000. Sales in 1996 totaled approximately $45,500,000, a decrease of approximately $20,200,000, or 30.7% from 1995. This change was attributable to a reduction in military sales of approximately $25,400,000 partially offset by an increase in commercial sales of approximately $5,200,000.

     Gross profit, as a percent of sales, was 20.4% in 1995, 24.3% in 1996 and 24.3% in 1997. The improvement in 1996 as compared to 1995 was attributable to improved materials handling, purchasing and streamlined manufacturing processes.

     Selling, general and administrative expenses, as a percentage of sales, was 13.9% in 1995, 14.5% in 1996 and 15.2% in 1997. The
increases in 1996 and 1997 were principally due to a continued emphasis on increased marketing and business development efforts.

     Engineering, research and development expenses, as a percentage of sales, was 5.9% in 1995, 3.6% in 1996 and 4.2% in 1997. The decrease in 1996 was attributable to an increased amount of research and development funded by contracts and improved efficiencies in research and development processes. The increase in 1997 was attributable to an increased amount of research and development related to new products.

Liquidity and Capital Resources
-------------------------------
     Working capital at December 31, 1997 totaled approximately $19,700,000, an increase of approximately $1,700,000 from December 31, 1996. Accounts receivable decreased approximately $900,000 as a result of decreased sales. Inventories increased approximately $900,000 as a result of the SPORT contract. Deferred income taxes increased approximately $300,000 as a result of a reduction in the deferred tax asset valuation allowance. Accounts payable decreased approximately $1,000,000 as a result of decreased sales. Accrued expenses decreased approximately $100,000 as a result of decreased accrued interest and decreased accrued liabilities related to long-term contracts.

     The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15,000,000 and is subject to extension for additional one year periods. In September 1997, it was extended for an additional one year period expiring May 31, 1999. The Company may borrow against this credit facility based on eligible collateral. As of December 31, 1997, the Company had approximately $7,100,000 of additional borrowing capacity under this facility.

     Cash provided by (used in) operating activities was approximately $(300,000) in 1995, approximately $5,400,000 in 1996 and approximately $1,300,000 in 1997. The decrease in cash provided by operating activities in 1997 as compared to 1996 is the result of increases in inventories and other assets and decreases in accounts payable and accrued expenses partially offset by an increase in net income and a decrease in accounts receivable. Other assets increased due to the reduction in the deferred tax asset valuation allowance. The increase in cash provided by operating activities in 1996 compared to 1995 is primarily the result of an increase in net income and decreases in inventory and other assets, partially offset by decreases in accounts payable and accrued expenses and an increase in accounts receivable.

     In April 1994, the Company purchased a new headquarters facility and related capital equipment located in Montgomery, Alabama. The purchase was financed through a bank term loan and the proceeds of the offering of taxable revenue bonds (the "Bonds") by the Alabama State Industrial Development Authority which was completed January 12, 1995 (the "SIDA Offering"). Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5,700,000 which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities.

     The Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,900,000 and $1,200,000 which will expire in 2009 and 2010, respectively, if not utilized. In prior years, the Company recorded a deferred tax asset valuation allowance for net operating loss carryforwards of which realization was uncertain. During 1996 and 1997, the Company reduced the valuation allowance by $1,057,000 and $2,524,000, respectively. The reductions in the valuation allowance were attributable to the award of significant multi-year government and commercial contracts during 1996 and 1997, and the result of improved cost controls. Due to these events, realization of all deferred tax assets became, in the opinion of management, more likely than not.

     The   Company  believes  that  its  working  capital  and  capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and existing bank loan arrangements.

Effects of Inflation
--------------------
     Inflation has not had a significant impact on the Company's results of operations.

Year 2000 Compliance
--------------------
     As is well known, many computer and digital storage systems express dates using only the last two digits of the year and will thus require modification or replacement to accommodate the year 2000 and beyond in order to avoid malfunction and resulting widespread business disruption.

     The Company has identified most significant internal applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the modification and testing of all significant applications by December 31, 1998.

     The Company is initiating formal communications with its significant suppliers and customers to determine the extent, if any, to which the Company's interface systems would be impacted by those third parties' failure to remediate their own Year 2000 Compliance issue.

       The cost to the Company of these Year 2000 Compliance activities has not been, and is not anticipated to be, material to its financial position or results of operation in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     Given the complexity of this issue, it is not possible for any organization to guarantee that all Year 2000 problems will be resolved. However, the Company believes that it will achieve an acceptable level of readiness and will provide resources that will address any subsequent failures or issues that might arise.

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

                               PART III
                               --------
     The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 1998 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                PART IV
                                -------
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------
(a)  The following documents are filed as part of this Report     Page
                                                                  ----
     1.   Consolidated Financial Statements:

          Table of Contents to Consolidated Financial Statements    F-1

          Independent Auditors' Report                              F-2

          Consolidated Balance Sheets as of December 31,
           1996 and 1997                                            F-3

          Consolidated Statements of Operations for the Years
           Ended December 31, 1995, 1996 and 1997                   F-4

          Consolidated Statements of Stockholders' Equity for
           the Years Ended December 31, 1995, 1996 and 1997         F-5

          Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1995, 1996 and 1997                   F-6

          Notes to Consolidated Financial Statements                F-7

          Independent Auditors' Consent                             F-20

     2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.   Exhibits                                                    18

Exhibit                                                           Page
Number     Description of Exhibit                                 Number
-------    ----------------------                                 ------

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

Exhibit                                                            Page
Number     Description of Exhibit                                  Number
------     ----------------------
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

Exhibit                                                              Page
Number     Description of Exhibit                                    Number
------     ----------------------                                    ------
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

Exhibit                                                              Page
Number     Description of Exhibit                                    Number
------     ----------------------                                    ------
10(j)      Purchase and Sale Agreement, dated April 19, 1994,
           between Collier Management Group, Inc. and
           Miltope Corporation, with respect to 500 Richardson
           Road South, Hope Hull, Alabama [Incorporated by
           reference to Exhibit 10(n) to the Registrant's Form 10-K
           filed with the Commission on March 31, 1995
           (File No. 0-13433)].

10(k)(A)(1) Loan Agreement, dated July 27, 1994, among First
            Alabama Bank, as lender, and Miltope Corporation and Miltope Business Products, Inc., as borrowers
            [Incorporated by reference to Exhibit 10(o)(A)(1) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(k)(A)(2) Amendment to Loan Agreement, dated as of October
            3, 1994, among First Alabama Bank, Miltope
            Corporation and Miltope Business Products, Inc.
            [Incorporated by reference to Exhibit 10(o)(A)(2) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

10(k)(A)(3) Amendment to Loan Agreement and Related
            Documents, dated February 3, 1995, among First
            Alabama Bank, Miltope Corporation and Miltope
            Business Products, Inc. [Incorporated by reference to Exhibit 10(o)(A)(3) to the Registrant's Form 10-K filed with the Commission on March 31, 1995
            (File No. 0-13433)].

10(k)(A)(4) Amendments to Loan Agreement and Related
            Documents, dated February 6, 1997, among Regions
            Bank (formerly First Alabama Bank), Miltope
            Corporation and Miltope Business Products, Inc.
            [Incorporated by reference to Exhibit 10(k)(A)(4) to the Registrant's Form 10-K filed with the Commission on March 26, 1997 (File No. 0-13433)].

*10(k)(A)(5) Amendments to Loan Agreement and Related
             Documents, dated December 1, 1997, among Regions
             Bank (formerly First Alabama Bank), Miltope
             Corporation and Miltope Business Products, Inc.

--------------
* Filed Herewith

Exhibit                                                              Page
Number     Description of Exhibit                                    Number
-------    ----------------------                                    ------
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

10(m)(B)   Credit Agreement, dated January 1, 1995, between
           Miltope Corporation and First Alabama Bank
           [Incorporated by reference to Exhibit 10(q)(B)to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

Exhibit                                                             Page
Number     Description of Exhibit                                   Number
------     ----------------------                                   ------
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

10(q)(B) Stock Option Agreement, dated as of June 3, 1994, between the Registrant and William L. Dickinson
           [Incorporated by reference to Exhibit 10(u)(B) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

Exhibit                                                             Page
Number     Description of Exhibit                                   Number
------     ----------------------                                   ------
10(q)(C)   Stock Option Agreement, dated as of June 5, 1995,
           between the Registrant and William L. Dickinson.
           [Incorporated by reference to Exhibit 10(r)(C) to the
           Registrant's Form 10-K filed with the Commission
           on March 29, 1996 (File No. 0-13433)].

10(q)(D) Stock Option Agreement, dated as of June 11, 1996, between the Registrant and William L. Dickinson.
           [Incorporated by reference to Exhibit 10(q)(D) to the Registrant's Form 10-K filed with the Commission on March 26,1997 (File No. 0-13433)].

*10(q)(E)  Stock Option Agreement, dated as of September 11, 1997, between the Registrant and William L. Dickinson.

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

----------------
* Filed Herewith

Exhibit                                                             Page
Number     Description of Exhibit                                   Number
-------    ----------------------                                   ------

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

10(r)(I) Stock Option Agreement, dated as of June 11, 1996, between the Registrant and Alvin E. Nashman.
           [Incorporated by reference to Exhibit 10(r)(I) to the Registrant's Form 10-K filed with the Commission on March 26, 1997 (File No. 0-13433)].

*10(r)(J)  Stock Option Agreement, dated as of September 11, 1997, between the Registrant and Alvin E. Nashman.

10(s) Stock Option Agreement, dated as of August 7, 1995, between the Registrant and George K. Webster.
           [Incorporated by reference to Exhibit 10(t) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

-------------------
* Filed Herewith

Exhibit                                                             Page
Number     Description of Exhibit                                   Number
-------    ----------------------                                   ------
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

Exhibit                                                             Page
Number     Description of Exhibit                                   Number
-------    ----------------------                                   ------
10(w)(F)    Noncompetition Agreement, dated as of January 5,
           1993, between Miltope Business Products, Inc. and
           Mag-Tek, Inc. [Incorporated by reference to Exhibit
           10(x)(F) to the Registrant's Form 10-K filed with the
           Commission on March 25, 1993 (File No. 0-13433)].

10(y) Renegotiation Agreement, dated August 23, 1996, between the Registrant and Mag-Tek, Inc.
           [Incorporated by reference to Exhibit 10(y) to the Registrant's Form 10-K filed with the Commission on March 26, 1997 (File No. 0-13433)].

18         Letter regarding change in accounting principle, dated May
           13, 1994 [Incorporated by reference to Exhibit 18 to the Registrant's Form 10-Q filed with the Commission on May 16, 1994 (File No. 0-13433)].

*21        Subsidiaries of the Registrant.

*23 Independent Auditors' Consent, dated March 30, 1998, to the incorporation by reference in Registration
           Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8 and
           No. 33-33752 on Form S-3 of their report dated
           February 2, 1998 appearing in this Annual Report on
           Form 10-K for the year ended December 31, 1997.

*27        Financial Data Schedule

-----------------
* Filed Herewith

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------




                                                          Page
                                                          ----
Independent Auditors' Report                              F-2

Consolidated Balance Sheets as of December 31, 1996
  and 1997                                                F-3

Consolidated Statements of Operations for the
  Years Ended December 31, 1995, 1996 and 1997            F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1995, 1996 and 1997            F-5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1995, 1996 and 1997            F-6

Notes to Consolidated Financial Statements                F-7






All supplemental schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

<F1>

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Miltope Group Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
February 2, 1998

<F2>

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
----------------------------------------------------------------------------
ASSETS                             Notes          1996        1997
                                   -----      ----------  -----------
CURRENT ASSETS:
 Cash                                         $  128,000  $   443,000
 Accounts receivable                 2,5,12   10,890,000    9,977,000
 Inventories                            3,5   13,836,000   14,703,000
 Deferred income taxes                    6       82,000      345,000
 Other current assets                            197,000      242,000
                                              ----------   ----------
       Total current assets                   25,133,000   25,710,000
                                              ----------   ----------
PROPERTY AND EQUIPMENT - at cost:       1,5
 Machinery and equipment                       7,524,000    7,177,000
 Furniture and fixtures                        1,475,000    1,561,000
 Land, buildings and improvements              7,335,000    8,021,000
                                              ----------   ----------
       Total property and equipment           16,334,000   16,759,000
 Less accumulated depreciation                 6,765,000    7,101,000
                                              ----------   ----------
       Property and equipment - net            9,569,000    9,658,000
                                              ----------   ----------
DEFERRED INCOME TAXES                    6       383,000    2,240,000
OTHER ASSETS                            1,4    1,247,000      841,000
                                             -----------  -----------
TOTAL                                        $36,332,000  $38,449,000
                                             ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                            $ 5,426,000  $ 4,437,000
 Accrued expenses                              1,468,000    1,351,000
 Current maturities of long-term debt     5      240,000      270,000
                                             -----------  -----------
       Total current liabilities               7,134,000    6,058,000
LONG-TERM DEBT                            5   11,340,000   11,251,000
                                              ----------   ----------
       Total liabilities                      18,474,000   17,309,000
                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES             9

STOCKHOLDERS' EQUITY:                 1,5,8
 Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,806,737 and 6,811,112 shares
  outstanding at December 31, 1996
  and 1997, respectively                          68,000       68,000
 Capital-in-excess of par value               20,253,000   20,264,000
 Retained earnings                            11,783,000   15,054,000
                                              ----------   ----------
                                              32,104,000   35,386,000
 Less treasury stock                          14,246,000   14,246,000
                                              ----------   ----------
       Total stockholders' equity             17,858,000   21,140,000
                                             -----------  -----------
TOTAL                                        $36,332,000  $38,449,000
                                             ===========  ===========

See notes to consolidated financial statements.

<F3>

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
------------------------------------------------------------------------


                     Notes           1995         1996          1997
                     --------    -----------  ------------  ------------
NET SALES             1,10,12    $65,708,000  $ 45,513,000  $ 40,372,000
                                 -----------  ------------  ------------
COSTS AND EXPENSES:
 Cost of sales              3     52,336,000    34,436,000    30,569,000
 Selling, general and
 administrative                    9,135,000     6,601,000     6,137,000
 Engineering, research and
  development               1      3,860,000     1,630,000     1,705,000
                                 -----------   -----------   -----------
       Total                      65,331,000    42,667,000    38,411,000
                                 -----------   -----------   -----------
INCOME FROM OPERATIONS               377,000     2,846,000     1,961,000

INTEREST EXPENSE - net    4,5      1,361,000     1,076,000       750,000
                                 -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME
 TAXES                              (984,000)    1,770,000     1,211,000

INCOME TAX BENEFIT        1,6              -      (400,000)   (2,060,000)

NET INCOME (LOSS)                $  (984,000)  $ 2,170,000   $ 3,271,000
                                 ===========   ===========   ===========
BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE   1          $(.17)         $.37          $.56
                                       =====          ====          ====
WEIGHTED AVERAGE SHARES
  OUTSTANDING               1      5,853,000     5,867,000     5,870,000
                                 ===========   ===========   ===========

See notes to consolidated financial statements.

<F4>

MILTOPE GROUP INC. AND SUBSIDIARIES
------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
----------------------------------------------------


                                                                                Net
                                                                            Unrealized
                              Common Stock                                  Appreciation     Treasury Stock
                              ------------        Capital-in-               on Investment    --------------
                                        Par        Excess of   Retained       Available
                             Shares     Value      Par Value   Earnings       for Sale     Shares   Cost
                             ---------  --------  -----------  -----------  -------------  -------  -----------
Balance, January 1, 1995     6,773,737  $ 68,000  $20,154,000  $10,597,000  $ 657,000      939,589  $14,246,000

Exercise of stock options       33,000         -       99,000            -          -            -            -

Change in unrealized
  appreciation on investment
  available for sale                 -          -           -            -   (432,000)           -            -

Net loss                             -          -           -     (984,000)         -            -            -
                             ---------   -------- -----------   ----------   --------      -------  -----------
Balance, December 31, 1995   6,806,737     68,000  20,253,000    9,613,000    225,000      939,589   14,246,000

Change in unrealized
  appreciation on investment
  available for sale                 -          -           -            -   (225,000)           -            -

Net income                           -          -           -    2,170,000          -            -            -
                             ---------   -------- -----------  -----------   --------      -------  -----------
Balance, December 31, 1996   6,806,737     68,000  20,253,000   11,783,000          -      939,589   14,246,000

Exercise of stock options        4,375          -      11,000            -          -            -            -

Net income                           -          -           -    3,271,000          -            -            -
                             ---------   -------- -----------  -----------  ---------      -------  -----------
Balance, December 31, 1997   6,811,112   $ 68,000 $20,264,000  $15,054,000  $       -      939,589  $14,246,000
                             =========   ======== ===========  ===========  =========      =======  ===========

See notes to consolidated financial statements.

<F5>

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
----------------------------------------------------

                                                    1995       1996         1997
                                                 ----------  -----------  ----------
OPERATING ACTIVITIES:
 Net income (loss)                               $(984,000)   $2,170,000  $3,271,000
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                  1,701,000     1,737,000   1,670,000
  Provision for slow-moving and obsolete
   inventories                                     883,000       879,000     485,000
  Provision for doubtful accounts receivable       100,000       201,000      95,000
  Provision for asset impairment                   168,000             -     432,000
  Gain on sale of investment available for
   sale                                           (678,000)     (522,000)   (566,000)
  Loss on sale of fixed assets                     420,000        33,000           -
  Deferred income taxes                                  -      (465,000) (2,120,000)
  Change in operating assets and
   liabilities provided (used) cash:
     Accounts receivable                         4,106,000      (674,000)    819,000
     Inventories                                 2,282,000     1,717,000  (1,497,000)
     Income tax receivable                       2,524,000             -           -
     Other current assets                           72,000        59,000     (45,000)
     Other assets                               (1,038,000)    1,287,000    (146,000)
     Accounts payable and accrued expenses      (9,851,000)   (1,022,000) (1,106,000)
                                               -----------   -----------  ----------
       Net cash provided by (used in)
        operating activities                      (295,000)    5,400,000   1,292,000
                                               -----------   -----------  ----------
INVESTING ACTIVITIES:
 Purchases of property and equipment              (716,000)     (625,000) (1,725,000)
 Proceeds from sale of property and equipment       22,000         4,000           -
 Proceeds from sale of investment available
  for sale                                         680,000       524,000     798,000
                                                ----------   -----------  ----------
     Net cash used in investing activities         (14,000)      (97,000)   (927,000)
                                               -----------   -----------  ----------
FINANCING ACTIVITIES:
 Proceeds from (payments of) revolving
  credit loan - net                             (3,003,000)   (4,305,000)    179,000
 Payments of other long-term debt                  (22,000)   (1,171,000)   (240,000)
 Payments of short-term debt                    (3,375,000)            -           -
 Borrowing of long-term debt                     6,100,000             -           -
 Exercise of stock options                          99,000             -      11,000
                                                ----------   -----------  ----------
     Net cash used in financing activities        (201,000)   (5,476,000)    (50,000)
                                                ----------   -----------  ----------
NET INCREASE (DECREASE) IN CASH                   (510,000)     (173,000)    315,000
CASH, BEGINNING OF YEAR                            811,000       301,000     128,000
                                                ----------   -----------  ----------
CASH, END OF YEAR                               $  301,000   $   128,000  $  443,000
                                                ==========   ===========  ==========
SUPPLEMENTAL DISCLOSURE:
 Payments made (received) for:
  Income taxes                                 $(2,802,000)  $         -  $   76,000
                                               ===========   ===========  ==========
  Interest                                     $ 1,596,000   $ 1,279,000  $  821,000
                                               ===========  ============  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
 Reduction of liability associated
  with acquisition                             $         -   $   425,000  $        -
                                               ===========   ===========  ==========
 Change in unrealized appreciation on
  investment available for sale                $  (432,000)  $  (225,000) $        -
                                               ===========   ===========  ==========

See notes to consolidated financial statements.

<F6>

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
----------------------------------------------------
1.      SUMMARY OF SIGNIFICANT ACCOUNTING
        AND FINANCIAL REPORTING POLICIES
        ----------------------------------
   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc. and its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), Miltope Business Products, Inc. ("MBP") and Miltope's wholly-owned subsidiary, International Miltope, Ltd., a Foreign Sales Corporation ("FSC"). These companies are collectively referred to as the "Company". All material inter-company transactions have been eliminated.

   Nature of Operations - The Company through its two industry segments, military/rugged and commercial, is engaged in the development of computers and peripheral equipment for rugged and other specialized applications for military and commercial customers, domestic and international.

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

   Investment Available for Sale - Gains and losses on the disposition of the investment available for sale are computed under the specific identification method. Unrealized gains and losses, net of tax, related to the investment available for sale are reported as a separate component of stockholders' equity.

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

<F7>

   Intangible Assets - Intangible assets include a noncompete agreement and purchased technology with an aggregate carrying value of $695,000 and $301,000 at December 31, 1995 and 1996, respectively, which were being amortized over a six to seven-year period on a straight-line basis.
   The accumulated amortization as of December 31, 1995 and 1996 is $605,000 and $811,000, respectively. In 1997, the Company recognized an impairment in the recoverability of these intangible assets as described in Note 4.

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

   Net Income (Loss) Per Share - During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. In accordance with this Standard, the Company is now required to report two separate earnings per share numbers, basic and diluted. Both are computed by dividing net earnings by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net income (loss) per share.

<F8>

   Recently Issued Accounting Standards - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which will be effective for the Company in fiscal 1998. Management does not expect the adoption of these Statements to have a material impact on the Company's financial statements and disclosures.

   Reclassifications - Certain prior years amounts have been reclassified to conform with the 1997 presentation.

2. ACCOUNTS RECEIVABLE
   -------------------
        Accounts receivable consist of the following:

                                                     1996          1997
                                                 ------------   -----------
        Amounts receivable from the
          United States Government               $  4,646,000   $ 3,856,000
        Unbilled receivables on
          contracts in progress                       228,000            -
        Amounts receivable from other customers     6,266,000     6,188,000
        Allowance for doubtful accounts              (250,000)      (67,000)
                                                  -----------   -----------
           Total                                  $10,890,000   $ 9,977,000
                                                  ===========   ===========

   Unbilled receivables relate principally to certain long-term contracts accounted for on the percentage-of-completion basis.
   Receivables on the contracts are billed upon shipment of deliverables to the customers.

3.      INVENTORIES
        -----------
      Inventories consist of the following:
                                               1996          1997
                                            -----------  -----------
        Purchased parts and subassemblies   $10,002,000  $10,019,000
        Work-in-process                       3,955,000    4,684,000
                                            -----------  -----------
                                             13,957,000   14,703,000
        Less progress billings received         121,000            -
                                            -----------  -----------
           Total                            $13,836,000  $14,703,000
                                            ===========  ===========

   Inventories, other than inventoried costs related to long-term contracts, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs related to long-term contracts (included in purchased parts and subassemblies and work-in-progress) are stated at actual costs, including engineering and manufacturing overheads, contract specific tooling, and other related non-recurring costs incurred to date, reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs related to long-term contracts are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Inventories include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Inventories include an allowance for slow-moving and obsolete items of $2,700,000, $3,599,000 and $1,242,000 at December 31, 1995, 1996
   and 1997, respectively.

<F9>

4. OTHER ASSETS
   ------------
   The Company owned an investment in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. During 1995 and 1996, the Company sold 160,850 and 92,014 shares of M-Systems stock at a gain of $678,000 and $522,000, respectively. In 1996, the Company exercised its option to purchase an additional 153,242 shares of M-Systems stock at a price of $231,000. Since there were certain restrictions concerning the sale of this stock at December 31, 1996, it was carried at cost in other assets on the accompanying consolidated balance sheet. During 1997, the Company sold 153,242 shares of M-Systems stock at a gain of $566,000.

   The Company made loans to a related entity of which the chairman of such entity is a member of the Company's board of directors and, through other shareholdings, is affiliated with the majority shareholder of the Company. Interest income recognized on these loans was $46,000 and $37,000 during 1995 and 1996, respectively, and is reflected as a reduction of interest expense in the accompanying consolidated statements of operations. The maximum amount loaned during the year ended December 31, 1996 was $500,000. During 1996, all loans to the related entity and accrued interest were repaid to the Company. During 1997, there were no loans to the related entity.

   In 1993, the Company acquired certain assets of Mag-Tek, Inc., a manufacturer of magnetic stripe products. The consideration included aggregate discounted minimum royalty payments of approximately $1,100,000. In August 1996, the Company and Mag-Tek, Inc. entered into an agreement to terminate the minimum royalty payment provisions of the related asset purchase contract. In connection with this agreement, the remaining long-term debt of $425,000 was written off and intangible assets were reduced by the same amount. In 1997, the Company recognized a $432,000 impairment in the value of all remaining Mag-Tek, Inc. assets including inventory, equipment and intangible assets.

5. LONG-TERM DEBT
   --------------
   Long-term debt consists of the following:

                                               1996          1997
                                           -----------   -----------
      Revolving credit loan                $ 6,000,000   $ 6,181,000
      Industrial Development Authority
        Revenue Bonds                        5,580,000     5,340,000
                                           -----------   -----------
        Total                               11,580,000    11,521,000
        Less current maturities                240,000       270,000
                                           -----------   -----------
        Total                              $11,340,000   $11,251,000
                                           ===========   ===========

   A $15,000,000 revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.25% and 8.5% at December 31, 1996 and 1997, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.56% and 5.81% at December 31, 1996 and 1997, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1999, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

<F10>

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $270,000 and $670,000 from December, 1998 through December, 2009. Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5,700,000 which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities. Letter of credit commitment fees paid during 1996 and 1997 were $78,000 and $71,000, respectively. Property and equipment with a carrying value of $8,052,000 and $7,888,000 at December 31, 1996 and 1997, respectively, are pledged as collateral. The agreement with the Industrial Development Authority bears interest at a variable market rate which ranged from 5.44% to 6.0% during 1997, and was 6.0% at December 31, 1997.

   The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees, (iii) investment in, and advances to, other entities, and (iv) payment of dividends. On December 31, 1996 and 1997, there were no violations of credit agreement provisions. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

   The aggregate maturities of current and long-term debt subsequent to December 31, 1997, are as follows:

                   Year Ending December 31,
                            1998              $   270,000
                            1999                1,340,000
                            2000                2,405,000
                            2001                2,440,000
                            2002                1,451,000
                         Thereafter             3,615,000
                                              -----------
                         Total                $11,521,000

   The fair value of long-term debt approximated the carrying value as of December 31, 1996 and 1997, as all instruments are at variable interest rates.

6. INCOME TAXES
   ------------
     The provision (benefit) for income taxes consists of the following:

                                1995        1996        1997
                              --------    --------   -----------
     Current:
        Federal               $      -   $  65,000   $     9,000
        State                        -           -        51,000
     Deferred                        -    (465,000)  $(2,120,000)
                              --------   ---------   -----------
     Total                    $      -   $(400,000)  $(2,060,000)
                              ========   =========   ===========

<F11>

   The significant components of the deferred income tax benefit are as follows:

                                  1995           1996          1997
                                ----------    -----------   ------------
   Deferred tax benefit
     (exclusive of the effects
     of other components
     listed below)              $ (341,000)   $  (593,000)   $    30,000
   Utilization of operating
     loss carryforward                   -      1,185,000        374,000
   Increase (decrease) in
     valuation allowance           341,000     (1,057,000)    (2,524,000)
                                ----------    -----------    -----------
   Total                        $        -    $  (465,000)   $(2,120,000)
                                ==========    ===========    ===========

   The deferred tax assets and liabilities at December 31, 1996 and 1997 are comprised of the following:

                                             1996
                               ------------------------------------
                                            Deferred
                                Deferred      Tax
   Current:                    Tax Assets  Liabilities     Total
                               ----------  -----------   ---------
     Inventories               $  106,000  $         -   $ 106,000
     Non-deductible accruals      168,000                  168,000
                               ----------  -----------   ---------
     Total current                274,000            -     274,000
     Valuation allowance         (192,000)           -    (192,000)
                               ----------  -----------   ---------
     Net current                   82,000            -      82,000
                               ----------  -----------   ---------
   Long-term:
     Intangible assets            329,000            -     329,000
     Net operating loss
       carryforward             2,777,000            -   2,777,000
     Alternative minimum tax
       credit carryforward        228,000            -     228,000
     Accelerated depreciation           -     (619,000)   (619,000)
                               ----------  -----------   ---------
     Total long-term            3,334,000    (619,000)   2,715,000
     Valuation allowance       (2,332,000)          -   (2,332,000)
                               ----------  ----------   ----------
    Net long-term               1,002,000    (619,000)     383,000
                               ----------  ----------   ----------
     Net                       $1,084,000   $(619,000)   $ 465,000
                               ==========  ==========   ==========

<F12>

                                               1997
                               ------------------------------------
                                            Deferred
                                Deferred        Tax
   Current:                    Tax Assets   Liabilities     Total
                               ----------   -----------   ---------
     Inventories               $  243,000   $         -   $  243,000
     Non-deductible accruals      102,000                    102,000
                               ----------   -----------   ----------
     Total current                345,000             -      345,000
     Valuation allowance                -             -            -
                               ----------   -----------   ----------
     Net current                  345,000             -      345,000
                               ----------   -----------   ----------
   Long-term:
     Intangible assets              3,000             -        3,000
     Net operating loss
       carryforward             2,415,000             -    2,415,000
     Alternative minimum tax
       credit carryforward        235,000             -      235,000
     Accelerated depreciation           -      (413,000)    (413,000)
                               ----------    ----------   ----------
     Total long-term            2,653,000      (413,000)   2,240,000
     Valuation allowance                -             -            -
                               ----------    ----------   ----------
     Net long-term              2,653,000      (413,000)   2,240,000
                               ----------    ----------   ----------
     Net                       $2,998,000    $ (413,000)  $2,585,000
                               ==========    ==========   ==========

   At December 31, 1996 and 1997, a valuation allowance of $2,524,000 and $0, respectively, has been established against the net deferred income tax assets. During 1996 and 1997, the Company reduced the valuation allowance by $1,057,000 and $2,524,000, respectively. The reductions in the valuation allowance were attributable to the award of significant multi-year government and commercial contracts during 1996 and 1997 and the result of improved cost controls. Due to these events, realization of all deferred assets became, in the opinion of management, more likely than not.

   During 1996 and 1997, the Company utilized approximately $3,300,000 and $1,127,000, respectively, of net operating loss carryforwards to offset income tax expense. The Company has net operating loss carryforwards for federal income tax purposes at December 31, 1997 of approximately $5,900,000 and $1,200,000, which will expire in 2009 and 2010, respectively, if not utilized. The Company also has approximately $235,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.

<F13>

   The Company's benefit for income taxes differs from the amount computed using the Federal statutory tax rate as a result of the following items:

                                             1995          1996         1997
                                          ----------   -----------   -----------
   Amount at Federal statutory rate       $ (335,000)  $   602,000   $   412,000
   Increases (reductions) due to:
     State taxes - net of Federal
       income tax benefit                    (34,000)       47,000        38,000
     Change in valuation allowance           341,000    (1,057,000)   (2,524,000)
     Other                                    28,000         8,000        14,000
                                          ----------   -----------   -----------
   Total                                  $        -   $  (400,000)  $(2,060,000)
                                          ==========   ===========   ===========

7. EMPLOYEE BENEFIT PLANS
   ----------------------
   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees.
   Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total pay. The Company's provision pursuant to the Plan amounted to $35,000 and $91,000 in 1996 and 1997, respectively. The Company made no contributions for 1995.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. No bonus provision was made for 1995. The Company's bonus provision for 1996 and 1997 was $261,000 and $132,000, respectively.

8.   STOCK OPTIONS
     -------------
   The Company has an Incentive Stock Option Plan ("ISO"), a Management Stock Option Plan ("MSO") and a Key Employee Stock Option Plan ("KSO"). The ISO, MSO and KSO Plans expired in 1994 and 1995. In addition, on April 11, 1995, the Company adopted the 1995 Stock Option and Performance Award Plan ("SOPA") which was approved by the Company's stockholders on June 5, 1995. Under the ISO, MSO, KSO and SOPA plans, 376,780, 187,700, 150,000 and 500,000 shares of common stock, respectively, were reserved for issuance under options to be granted for periods not to exceed ten years at an exercise price not less than the fair market value of the shares at the date of grant, then are exercisable at a cumulative rate of 25% in each of the first four years subsequent to the applicable grant.

   Under a separate plan, certain of the Company's outside directors have been granted options to purchase shares of common stock at exercise prices of 85% of the fair market value of such shares at date of grant. Such options are exercisable at any time during the term of ten years as long as the recipient is a director or within one year after termination of service.

<F14>

   A summary of the Company's stock options as of December 31, 1995, 1996 and 1997 and changes during the year ended on those dates is presented below:

                                1995                             1996                             1997
                    --------------------------------  ------------------------------   -----------------------------
                                          Weighted                        Weighted                        Weighted
                               Weighted    Average              Weighted   Average              Weighted   Average
                      Options   Average   Fair Value  Options   Average   Fair Value   Options  Average   Fair Value
                       for     Exercised   at Grant     for     Exercise  at Grant       for    Exercise  at Grant
                      Shares     Price       Date     Shares     Price      Date       Shares    Price      Date
                     --------  ---------  ----------  -------   --------  ----------   -------  --------  ---------
Outstanding at
 beginning of year    298,304    $6.43                280,085     $3.87                283,479    $3.57

Granted
  Price = fair value  139,000    $3.20      $2.06      42,500     $2.86      $1.99      18,600    $3.71     $2.60
  Price < fair value   11,278    $2.66      $2.44       6,722     $4.46      $4.09       9,118    $3.29     $2.82

Exercised                   -                               -                           (4,375)   $2.48

Canceled             (168,497)   $7.78                (45,828)    $4.88                (21,105)   $3.94
                     --------                         -------                          -------
Outstanding at end
  of year             280,085    $3.87                283,479     $3.57                285,717    $3.56
                     ========                         =======                          =======

Options exercisable
  at December 31:
Director options       95,085    $3.61                 65,979     $3.64                 74,117    $3.44
Employee options       29,000    $6.95                 62,250     $4.33                105,500    $3.93
                     --------                         -------                          -------
Total                 124,085    $4.39                128,229     $3.97                179,617    $3.73
                     ========                         =======                          =======

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding          Options Exercisable
                           ------------------------------------- -----------------------
                              Number       Weighted                 Number
                            Outstanding     Average     Weighted  Outstanding   Weighted
                               at          Remaining    Average       at        Average
                             December     Contractual   Exercise   December     Exercise
                             31, 1997        Life       Price      31, 1997     Price
                           -------------------------------------  -----------------------
Range of Exercise Prices
    $2.39 - $4.46             247,317        7.44        $3.30      141,217      $3.21
    $5.50 - $6.80              38,400        5.15        $5.68       38,400      $5.65
                              -------                               -------
                              285,717        7.13        $3.56      179,617      $3.73
                              =======                               =======

  In addition, options to purchase 33,000 shares were exercised during 1995 at an exercise price of $3.00 per share. These options were originally granted independently of the aforementioned stock option plans. There are no other options granted independently of the aforementioned stock option plans.
<F15>

  The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Compensation expense related to these plans under this methodology is insignificant. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income (loss) and basic and diluted net income (loss) per share would approximate the pro forma amounts below.

                               1995           1996          1997
                            -----------    ----------   -----------
  Net income (loss):
    As reported             $  (984,000)   $2,170,000   $ 3,271,000
    Pro forma               $(1,034,000)   $2,058,000   $ 3,173,000

  Basic and diluted net
   income (loss) per
   share:
    As reported             $    (0.17)    $     0.37   $      0.56
    Pro forma               $    (0.18)    $     0.35   $      0.54

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  For purposes of SFAS 123, the weighted average fair value of the options granted during 1995, 1996 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   1995         1996        1997
                                 ------        ------      ------
   Expected life (years)         10.0          10.0        10.0
   Risk-free interest rate       6.31%         6.31%       5.74%
   Dividend rate                    0%            0%          0%
   Expected volatility           60.00%        60.00%      52.30%

<F16>

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Leasing Arrangements - The Company is obligated under several noncancelable operating leases covering land, office facilities and equipment. The corporate headquarters resides upon land under a lease which provides for minimum rentals through 2086. Minimum rentals are subject to increases based on the annual consumer price index. Future minimum lease payments under all operating leases with an initial or remaining non cancelable lease term of more than one year at December 31, 1997 are as follows:

                    Year Ending December 31,
                    ------------------------
                             1998            $  227,000
                             1999               188,000
                             2000               132,000
                             2001                49,000
                             2002                39,000
                             Thereafter       2,739,000
                                             ----------
                             Total           $3,374,000
                                             ==========

   Aggregate rental expense under operating leases amounted to $688,000, $376,000 and $237,000 in 1995, 1996 and 1997,
   respectively.

   The Company leases office space at its Hope Hull facility to tenants on a year-to-year basis, as well as under a multi-year lease with entities affiliated through certain common ownership, where future minimum lease receipts at December 31, 1997 are as follows:

            Year Ending December 31,
            ------------------------
                     1998               $149,000
                     1999                149,000
                     2000                109,000
                     2001                 32,000
                                        --------
                     Total              $439,000
                                        ========

   Aggregate rental income under operating leases amounted to $146,000 and $219,000 in 1996 and 1997, respectively.

Litigation - The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material.
<F17>

10.  SEGMENT INFORMATION
     -------------------
   The Company operates in two industry segments. Information about the Company's industry segments is as follows:

    1995                Military/Rugged   Commercial    Eliminations   Consolidated
    ----                ---------------   -----------   ------------   ------------
    Net sales             $55,975,000     $ 9,733,000                  $65,708,000
    Intersegment sales      9,247,000          46,000   $(9,293,000)             -
    Net sales             $65,222,000     $ 9,779,000   $(9,293,000)   $65,708,000

    Income (loss) from
      operations          $ 3,164,000     $(2,557,000)  $  (230,000)   $   377,000
    Interest expense - net                                               1,361,000
    Loss before income
     taxes                                                             $  (984,000)
    Identifiable assets   $35,710,000     $ 5,845,000   $  (115,000)   $41,440,000
    Capital expenditures  $   563,000     $   153,000                  $   716,000
    Depreciation and
     amortization         $ 1,024,000     $   677,000                  $ 1,701,000

    1996                Military/Rugged   Commercial    Eliminations   Consolidated
    ----                ---------------   -----------   ------------   ------------
    Net sales             $30,618,000     $14,895,000   $         -    $45,513,000

    Income from
     operations           $ 1,088,000     $ 1,643,000   $   115,000    $ 2,846,000
    Interest expense - net                                               1,076,000
    Income before income
     taxes                                                             $ 1,770,000
    Identifiable assets   $26,518,000     $ 9,814,000   $         -    $36,332,000
    Capital expenditures  $   420,000     $   205,000                  $   625,000
    Depreciation and
     amortization         $ 1,086,000     $   651,000                  $ 1,737,000

    1997                Military/Rugged   Commercial    Eliminations   Consolidated
    ----                ---------------   -----------   ------------   ------------
    Net sales             $20,853,000     $19,519,000   $          -   $40,372,000

    Income from
     operations           $   412,000     $ 1,549,000   $          -   $ 1,961,000
    Interest expense - net                                                 750,000
    Income before income
     taxes                                                             $ 1,211,000
    Identifiable assets   $23,541,000     $14,908,000   $          -   $38,449,000
    Capital expenditures  $   891,000     $   834,000                  $ 1,725,000
    Depreciation and
     amortization         $ 1,052,000     $   618,000                  $ 1,670,000

   In 1995, 1996 and 1997, foreign sales accounted for 23%, 15% and 5%, respectively, of the military/rugged segment net sales and 3%, 9% and 60%, respectively, of the commercial segment net sales.

<F18>

   During 1995, 1996 and 1997, the United States Government accounted for 63%, 54% and 39% of consolidated net sales of the Company, respectively. During 1997, 3C Communications International, S.A., an entity affiliated through certain common ownership, accounted for 26% of consolidated net sales of the Company. No other customer accounted for more than 10% of consolidated net sales of the Company for 1995, 1996 and 1997.


11.  UNAUDITED QUARTERLY FINANCIAL DATA
     ----------------------------------
   Summarized unaudited quarterly financial data for the years ended December 31, 1996 and 1997 is as follows:

                                    Thirteen Weeks Ended
                      ---------------------------------------------------
                        March 31,  June 30,    September 29,  December 31,
                          1996       1996          1996           1996
                      ----------  -----------  -------------  ------------
     Net Sales        $9,950,000  $11,137,000  $  12,059,000  $12,367,000

     Gross Profit     $2,660,000  $ 2,445,000  $   3,012,000  $ 2,960,000

     Net Income       $  117,000  $   526,000  $     543,000  $   984,000

     Basic and diluted
      net income per
      share                 $.02         $.09           $.09         $.17

                                        Thirteen Weeks Ended
                      ----------------------------------------------------
                        March 30,   June 29,   September 28,  December 31,
                          1997        1997        1997           1997
                      ----------  -----------  -------------  ------------
     Net Sales        $9,042,000  $11,992,000  $ 8,326,000    $11,012,000

     Gross Profit     $2,182,000  $ 2,658,000  $ 2,165,000    $ 2,798,000

     Net Income       $  174,000  $   642,000  $   705,000    $ 1,750,000

     Basic and diluted
      net income per
      share                 $.03         $.11        $.12            $.30

12.  RELATED PARTY TRANSACTIONS
     --------------------------
   During 1996 and 1997, the Company recorded sales of $1,140,000 and $10,640,000, respectively, to 3C Communications International S.A., an entity affiliated through certain common ownership. At December 31, 1996 and 1997, accounts receivable on such sales was $659,000 and $2,910,000, respectively.

<F19>

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope
Group Inc. on Forms S-8 and No. 33-33752 of Miltope Group Inc. on Form S-3 of our report dated February 2, 1998 appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended December 31, 1997.




Birmingham, Alabama
March 30, 1998




<F20>

                              SIGNATURES
                              ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

March 23, 1998                          /s/ George K. Webster
                                        -----------------------------
                                        George K. Webster
                                        President and Chief Executive
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 1998                          /s/ George K. Webster
                                        ------------------------------
                                        George K. Webster
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer)

March 23, 1998                          /s/ James E. Matthews
                                        ------------------------------
                                        James E. Matthews
                                        Vice President, Finance, Chief
                                        Financial Officer and Secretary
                                        (Principal Accounting Officer)

March 23, 1998                          /s/ Teddy G. Allen
                                        ------------------------------
                                        Teddy G. Allen
                                        Chairman of the Board of Directors

March 23, 1998                          /s/ Alvin E. Nashman
                                        -------------------------------
                                        Alvin E. Nashman
                                        Director

March 23, 1998
                                        --------------------------------
                                        Jan H. Stenbeck
                                        Director

March 23, 1998                          /s/ William Mustard
                                        --------------------------------
                                        William Mustard
                                        Director

March 23, 1998                          /s/ Teri Spencer
                                        --------------------------------
                                        Teri Spencer
                                        Director

March 23, 1998                          /s/ Franklin Miller
                                        --------------------------------
                                        Franklin Miller
                                        Director

March 23, 1998                          /s/ William L. Dickinson
                                        --------------------------------
                                        William L. Dickinson
                                        Director

March 23, 1998                          /s/ Jerry O. Tuttle
                                        --------------------------------
                                        Jerry O. Tuttle
                                        Director