Form 10-Q
period 1998-03-29
MILTOPE GROUP INC
filed 1998-05-13
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

  For the Quarter
Ended March 29, 1998                          Commission File Number 0-13433
--------------------                          ------------------------------
                          MILTOPE GROUP INC.
----------------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



            Delaware                                11-2693062
---------------------------------                ------------------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)


 500 Richardson Road South
      Hope Hull, AL                                     36043
--------------------------------                 -------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 13, 1998: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                                December 31,    March 29,
                                                    1997          1998
                                               ------------   -----------
ASSETS
CURRENT ASSETS:
 Cash                                          $   443,000      $   117,000
 Accounts receivable                             9,977,000        5,779,000
Inventories                                     14,703,000       15,785,000
Deferred income taxes                              345,000          345,000
Other current assets                               242,000          558,000
                                               -----------      -----------
        Total current assets                    25,710,000       22,584,000
                                              ------------      -----------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                          7,177,000        7,255,000
Furniture and fixtures                           1,561,000        1,565,000
Land, building and improvements                  8,021,000        8,086,000
                                               -----------      -----------
        Total property and equipment            16,759,000       16,906,000
  Less accumulated depreciation                  7,101,000        7,463,000
                                               -----------      -----------
    Property and equipment - net                 9,658,000        9,443,000
                                               -----------      -----------
DEFERRED INCOME TAXES                            2,240,000        2,266,000
OTHER ASSETS                                       841,000          597,000
                                               -----------      -----------
TOTAL                                          $38,449,000      $34,890,000
                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
 Accounts payable                              $ 4,437,000      $ 3,914,000
 Accrued expenses                                1,351,000          791,000
 Current maturities of long-term debt              270,000          280,000
                                               -----------      -----------
        Total current liabilities                6,058,000        4,985,000
LONG-TERM DEBT                                  11,251,000        8,810,000
                                               -----------      -----------
       Total liabilities                        17,309,000       13,795,000
                                               -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 20,000,000
 shares authorized; 6,811,112 shares
 outstanding at December 31, 1997 and
 March 29, 1998                                     68,000          68,000
Capital in excess of par value                  20,264,000      20,264,000
Retained earnings                               15,054,000      15,009,000
                                               -----------     -----------
                                                35,386,000      35,341,000
Less treasury stock                             14,246,000      14,246,000
                                               -----------     -----------
 Total stockholders'equity                      21,140,000      21,095,000
                                               -----------     -----------
TOTAL                                          $38,449,000     $34,890,000
                                               ===========     ===========

See notes to condensed consolidated financial statements.

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                  Thirteen Weeks Ended
                                                -------------------------
                                                March 30,       March 29,
                                                  1997            1998
                                                ----------     ----------
NET SALES                                       $9,042,000     $7,444,000
COSTS AND EXPENSES:                             ----------     ----------
  Cost of sales                                  6,860,000      5,506,000

  Selling, general and administrative            1,595,000      1,376,000

  Engineering, research and development            226,000        467,000
                                                ----------     ----------
   Total                                         8,681,000      7,349,000
                                                ----------     ----------
INCOME FROM OPERATIONS                             361,000         95,000

INTEREST EXPENSE -  net                            187,000        166,000
                                                ----------     ----------
INCOME (LOSS) BEFORE  INCOME TAXES                 174,000        (71,000)

INCOME TAX BENEFIT                                       -         26,000
                                                ----------     ----------
NET  INCOME (LOSS)                              $  174,000     $  (45,000)
                                                ==========     ==========
BASIC AND DILUTED
  NET INCOME (LOSS) PER SHARE                   $      .03     $     (.01)
                                                ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING              5,868,000      5,872,000
                                                ==========     ==========

See notes to condensed consolidated financial statements.

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 29, 1998
                              (unaudited)

                                                               March 30,    March  29,
                                                                 1997         1998
                                                              ----------    ----------
OPERATING ACTIVITIES:
  Net income (loss)                                           $  174,000    $  (45,000)
  Adjustments to reconcile net income
  (loss) to net cash provided by operating activities:
    Depreciation and amortization                                413,000       367,000
    Provision for slow-moving and obsolete inventories           238,000         6,000
    Provision for doubtful accounts receivable                    30,000         5,000
    Deferred income taxes                                              -       (26,000)
    Change in operating assets and liabilities:
      Accounts receivable                                      3,429,000     4,193,000
      Inventories                                               (451,000)   (1,088,000)
      Other current assets                                      (410,000)      (26,000)
      Other assets                                               302,000       (52,000)
      Accounts payable and accrued expenses                   (3,638,000)   (1,083,000)
                                                             -----------   -----------
      Cash provided by operating activities                       87,000     2,251,000
                                                             -----------   -----------
INVESTING ACTIVITIES:
   Purchase of property and equipment                           (333,000)     (146,000)
   Purchase of deferred assets                                    (8,000)            -
                                                             -----------   -----------
      Cash used in investing                                    (341,000)     (146,000)
                                                             -----------   -----------
FINANCING ACTIVITIES:
  Proceeds (payments) from revolving credit loan - net           730,000    (2,363,000)
  Payments of other long-term debt                               (60,000)      (68,000)
    Exercise of stock options                                      5,000             -
                                                             -----------   -----------
      Cash provided by (used in) financing activities            675,000    (2,431,000)
                                                             -----------   -----------
NET INCREASE (DECREASE) IN CASH                                  421,000      (326,000)
CASH, BEGINNING OF PERIOD                                        128,000       443,000
                                                             -----------   -----------
CASH, END OF PERIOD                                          $   549,000   $   117,000
                                                             ===========   ===========
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
    Income taxes                                             $    65,000   $    67,000
                                                             ===========   ===========
    Interest                                                 $   233,000   $   163,000
                                                             ===========   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  Change in unrealized appreciation on investment
  available for sale                                         $   573,000   $         -
                                                             ===========   ===========

See notes to condensed consolidated financial statements.

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of December 31, 1997 and March 29, 1998, the results of operations and cash flows for the thirteen weeks ended March 30, 1997 and March 29, 1998.

The results for the thirteen weeks ended March 30, 1997 and March 29, 1998 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. The statement requires the addition of comprehensive income and its components in the Company's annual financial statements. Other comprehensive income (loss) includes unrealized investment gains and losses, which are not included in income under current accounting principles. Total comprehensive income
(loss) for the quarters ended March 30, 1997 and March 29, 1998 were:


                                     March 30, 1997  March 29, 1998
                                     --------------  --------------
Net income (loss)                      $174,000        $ (45,000)
Other comprehensive income              361,000                -
                                       --------        ---------
Total comprehensive income (loss)      $535,000        $ (45,000)
                                       ========        =========

2.   Inventories - Net

Inventories consist of the following:

                                   December 31, 1997  March 29, 1998
                                   -----------------  --------------

Purchased parts and subassemblies     $10,019,000      $10,949,000
Work-in-process                         4,684,000        4,836,000
                                      -----------      -----------
Total                                 $14,703,000      $15,785,000
                                      ===========      ===========

3. Income Taxes - The income tax provision in the first quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks ended March 29, 1998, as compared to the thirteen weeks ended March 30, 1997.

RESULTS OF OPERATIONS
---------------------
Thirteen weeks ended March 29, 1998 compared to thirteen weeks ended March 30, 1997
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended March 29, 1998 (first quarter of 1998) were $7,444,000 compared to net sales for the thirteen weeks ended March 30, 1997 (first quarter of 1997) of $9,042,000. The decrease in sales was primarily attributable to the Company not receiving expected U.S. Government funding for the SPORT program. Management anticipates receiving additional funding for this program by the second half of 1998.

      The gross margin percentage for the first quarter of 1998 was 26.0% as compared with 24.1% for the same period in 1997. The increase is attributable to a more favorable product mix in the first quarter of 1998.

     Selling, general and administrative expenses for the first quarter of 1998 decreased 13.7% from the first quarter of 1997, to $1,376,000. These expenses as a percent of sales were 18.5% in the first quarter of 1998 compared to 17.6% for the similar period in 1997. The increase as a percent of sales was attributable to the decrease in sales for the quarter.

      Company sponsored engineering, research and development expenses for the first quarter of 1998 increased 106.6% from the first quarter of 1997, to $467,000. These expenses as a percentage of sales were 6.3% in the first quarter of 1998 compared to 2.5% for the similar period in 1997. The increase is attributable to an increased amount of research and development for in-flight entertainment and cabin management products.

      Interest expense, net of interest income, was $166,000 in the first quarter of 1998 compared to $187,000 for the similar period in 1997. The decrease reflects decreased debt compared to the prior year.

      Net income for the first quarter of 1998 decreased from the first quarter of 1997 to a net loss of $45,000. The basic and diluted net loss per share was $0.01 for the first quarter of 1998 as compared to the basic and diluted net income per share of $0.03 for the similar period in 1997 based on a weighted average of 5,872,000 shares and 5,868,000 shares of the Company's common stock outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $17,599,000 at March 29, 1998 compared to $19,652,000 at December 31, 1997. Accounts receivable decreased approximately $4,200,000 as a result of decreased sales. Inventories increased approximately $1,100,000 as a result of the SPORT contract. Accounts payable decreased approximately $500,000 as a result of decreased sales. Accrued expenses decreased approximately $600,000 as a result of decreased accrued interest and decreased accrued liabilities related to long term contracts.

     A $15 million revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.50% at March 29, 1998 and December 31, 1997), or at a rate equaling the London Inter Bank Offered Rate (5.59% and 5.81% at March 29, 1998 and December 31, 1997, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1999, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one year periods based upon a review of the previous year-end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings

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



                                   MILTOPE GROUP INC.


                                   By:
                                      ----------------------------------
                                       James E. Matthews,
                                       President and Chief Executive
                                       Officer
                                       (Principle Executive Officer)




Dated:  May 13, 1998