Form 10-Q
period 1998-06-28
MILTOPE GROUP INC
filed 1998-08-13
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter
Ended June 28, 1998                         Commission File Number 0-13433
-------------------                         ------------------------------

                           MILTOPE GROUP INC
--------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                        11-2693062
---------------------------------                       -------------------
   (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)


 500 Richardson Road South
       Hope Hull, AL                                           36043
----------------------------------                      -------------------
    (Address of principal                                    (Zip Code)
     executive offices)


Registrant's telephone number, including area code (334) 284-8665

                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                       No
         -----                        ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at August 12, 1998: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                                        June 28,     December 31,
                                                          1998           1997
                                                      ------------   ------------
ASSETS
CURRENT ASSETS:
 Cash                                                  $   436,000    $   443,000
 Accounts receivable                                     5,141,000      9,977,000
 Inventories                                            17,164,000     14,703,000
 Deferred income taxes                                     345,000        345,000
 Other current assets                                      189,000        242,000
                                                       -----------    -----------
      Total current assets                              23,275,000     25,710,000
PROPERTY AND EQUIPMENT - at cost:                      -----------    -----------
 Machinery and equipment                                 7,305,000      7,177,000
 Furniture and fixtures                                  1,581,000      1,561,000
 Land, building and improvements                         8,088,000      8,021,000
                                                       -----------    -----------
      Total property and equipment                      16,974,000     16,759,000
 Less accumulated depreciation                           7,813,000      7,101,000
                                                       -----------    -----------
      Property and equipment - net                       9,161,000      9,658,000
                                                       -----------    -----------
DEFERRED INCOME TAXES                                    2,986,000      2,240,000
OTHER ASSETS                                               919,000        841,000
                                                       -----------    -----------
TOTAL                                                  $36,341,000    $38,449,000
LIABILITIES AND STOCKHOLDERS' EQUITY                  ============    ===========

CURRENT LIABILITIES:
 Accounts payable                                      $ 3,433,000    $ 4,437,000
 Accrued expenses                                        1,111,000      1,351,000
 Current maturities of long-term debt                      290,000        270,000
                                                       -----------    -----------
     Total current liabilities                           4,834,000      6,058,000
LONG-TERM DEBT                                          11,663,000     11,251,000
                                                       -----------    -----------
     Total liabilities                                  16,497,000     17,309,000
                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 20,000,000 shares
 authorized; 6,811,112 shares outstanding at                68,000         68,000
 June 28, 1998 and December 31, 1997.

Capital in excess of par value                          20,264,000     20,264,000
Retained earnings                                       13,758,000     15,054,000
                                                       -----------    -----------
                                                        34,090,000     35,386,000
Less treasury stock                                     14,246,000     14,246,000
                                                       -----------    -----------
     Total stockholders' equity                         19,844,000     21,140,000
                                                       -----------    -----------
TOTAL                                                  $36,341,000    $38,449,000
                                                       ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                               Twenty-Six Weeks Ended
                                             ---------------------------
                                               June 28,        June 29,
                                                1998            1997
                                             -----------     -----------
NET SALES                                    $13,383,000     $21,034,000
COSTS AND EXPENSES:                          -----------     -----------
 Cost of sales                                10,389,000      16,193,000

  Selling, general and administrative          3,548,000       3,208,000

  Engineering, research and development        1,143,000         428,000
                                             -----------     -----------
   Total                                      15,080,000      19,829,000
                                             -----------     -----------
INCOME (LOSS) FROM OPERATIONS                 (1,697,000)      1,205,000

INTEREST EXPENSE - net                           346,000         388,000
                                             -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES             (2,043,000)        817,000

INCOME TAX BENEFIT NET INCOME (LOSS)             747,000               -
                                             -----------     -----------
                                             $(1,296,000)    $   817,000
                                             ===========     ===========
BASIC AND DILUTED
  NET INCOME (LOSS) PER SHARE                $      (.22)    $       .14
WEIGHTED AVERAGE SHARES                      ===========     ===========
  OUTSTANDING                                  5,872,000       5,869,000
                                             ===========     ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                Thirteen Weeks Ended
                                             ---------------------------
                                                June 28,       June 29,
                                                  1997           1998
                                             -----------     -----------
NET SALES                                    $ 5,939,000     $11,992,000
COSTS AND EXPENSES:                          -----------     -----------
  Cost of sales                                4,883,000       9,334,000
  Selling, general and administrative          2,172,000       1,613,000

  Engineering, research and development          676,000         202,000
                                             -----------     -----------
   Total                                       7,731,000      11,149,000
                                             -----------     -----------
INCOME (LOSS) FROM OPERATIONS                 (1,792,000)        843,000
INTEREST EXPENSE -  net                          180,000         201,000
                                             -----------     -----------
INCOME (LOSS ) BEFORE INCOME TAXES            (1,972,000)        642,000
INCOME TAX BENEFIT                               721,000               -
                                             -----------     -----------
NET  INCOME (LOSS)                           $(1,251,000)    $   642,000
BASIC AND DILUTED                            ===========     ===========
  NET INCOME (LOSS) PER SHARE                $     (0.21)    $       .11
WEIGHTED AVERAGE SHARES                      ===========     ===========
  OUTSTANDING                                  5,872,000       5,869,000
                                             ===========     ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                              (unaudited)

                                                                  June 28,        June 29,
                                                                    1998            1997
                                                                -----------     -----------
OPERATING ACTIVITIES:
 Net income (loss)                                              $(1,296,000)    $   817,000
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:

  Depreciation and amortization                                     724,000         808,000
  Provision for slow-moving and obsolete inventories                206,000         476,000
  Provision for doubtful accounts receivable                          5,000          50,000
  Deferred income taxes                                            (746,000)              -
  Change in operating assets and liabilities:
     Accounts receivable                                          4,831,000         736,000
     Inventories                                                 (2,668,000)       (749,000)
     Other current assets                                            53,000        (531,000)
     Other assets                                                   (89,000)        308,000
     Accounts payable and accrued expenses                       (1,244,000)         26,000
                                                                -----------      ----------
      Cash provided by (used in) operating activities              (224,000)      1,941,000
                                                                -----------      ----------
INVESTING ACTIVITIES:
    Purchase of property and equipment                             (215,000)       (985,000)
                                                                -----------      ----------
      Cash used in investing activities                            (215,000)       (985,000)
FINANCING ACTIVITIES:
    Proceeds (payments) from revolving credit loan - net            567,000        (928,000)
    Payments of other long-term debt                               (135,000)        (60,000)
    Exercise of stock options                                             -          11,000
                                                                -----------     -----------
      Cash provided by (used in) financing activities               432,000        (977,000)
                                                                -----------     -----------
NET DECREASE IN CASH                                                 (7,000)        (21,000)
CASH, BEGINNING OF PERIOD                                           443,000         128,000
                                                                -----------     -----------
CASH, END OF PERIOD                                             $   436,000     $   107,000
                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE:
    Cash payments made for:
     Income taxes                                               $    66,835     $    65,000
                                                                ===========     ===========
     Interest                                                   $   324,000     $   414,000
                                                                ===========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Change in unrealized appreciation on investment available
  for sale                                                      $         -     $   621,000
                                                                ===========     ===========

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain  all  adjustments  necessary (consisting  of  only  normal  and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of June 28, 1998 and December 31, 1997 and the results of operations and cash flows for the twenty-six and thirteen weeks ended June 28, 1998 and June 29, 1997.

The results for the twenty-six weeks ended June 28, 1998 and June 29, 1997 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. The statement requires the addition of comprehensive income and its components in the Company's annual financial statements. Other comprehensive income (loss) includes unrealized investment gains and losses, which are not included in income under current accounting principles. Total comprehensive income
(loss) for the quarters ended June 28, 1998 and June 29, 1997 were:

                                   June 28, 1998       June 29, 1997
                                   -------------       -------------
Net income (loss)                  $ (1,296,000)       $    817,000
Other comprehensive income                    -             391,000
                                   ------------        ------------
Total comprehensive income (loss)  $ (1,296,000)       $  1,208,000
                                   ============        ============

2.   Inventories - Net

Inventories consist of the following:

                                   June 28, 1998      December 31, 1997
                                   -------------      -----------------
Purchased parts and
  Subassemblies                    $  9,827,000          $ 10,019,000
Work-in-process                       7,337,000             4,684,000
                                   ------------          ------------
Total                              $ 17,164,000          $ 14,703,000
                                   ============          ============
</TABLE)

3. Income Taxes - The income tax benefit in 1998 is calculated using the estimated year end effective tax rate for 1998. The income tax provision in the second quarter of 1997 was completely offset by the utilization of the Company's net operating loss carryforward.

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

GENERAL
-------
      The  following  discussion and analysis presents certain  factors affecting  the  Company's results of operations for the thirteen  weeks and  twenty-six weeks ended June 28, 1998, as compared to the  thirteen weeks and twenty-six weeks ended June 29, 1997.

RESULTS OF OPERATIONS
--------------------
Thirteen  weeks ended  June 28, 1998 compared to thirteen  weeks  ended
June 29, 1997
-----------------------------------------------------------------------
      Net  sales  for  the thirteen weeks ended June 28,  1998  (second quarter of 1998) were $5,939,000 compared to net sales for the thirteen weeks ended June 29, 1997 (second quarter of 1997) of $11,992,000.  The decrease  in  sales  was  primarily attributable  to  the  Company  not receiving  expected U.S. Government funding for the SPORT  program  and decreased  Internet  terminal sales.  Management anticipates  receiving additional funding for the SPORT program by the end of 1998 and  during the remainder of the contract period through the year 2001.  Management of  the  Company  continues  to pursue new business  opportunities  for
Internet terminals and anticipates receiving additional orders  in  the future.

      The gross margin percentage for the second quarter of 1998 was 17.8% compared to 22.2% for the same period in 1997. The decrease is primarily attributable to lower sales volume and a less favorable product mix.

      Selling,  general  and  administrative expenses  for  the  second quarter  of  1998 increased 34.7% from the second quarter of  1997,  to
$2,172,000.   These expenses as a percent of sales were  36.6%  in  the
second  quarter  of  1998 compared to 13.5% for the similar  period  in
1997.  The increase as a percent of sales is primarily attributable  to lower sales volume and increased expenses related to employee severance and  restructure  costs  incurred as a result of  streamlining  actions taken to improve the Company's long term competitiveness.

      Company sponsored engineering, research and development expenses for the second quarter of 1998 increased 234.7% from the second quarter of 1997, to $676,000. These expenses as a percent of sales were 11.4% in the second quarter of 1998 compared to 1.7% for the similar period in 1997. The increase as a percent of sales is primarily attributable to lower sales volume, increased expenses related to employee severance and restructure costs and increased amounts of research and development for in-flight entertainment and cabin workstation products.

      Interest expense, net of interest income, was $180,000 in the second quarter of 1998 compared to $201,000 for the similar period in 1997. The decrease reflects decreased debt compared to the prior year.

     Net loss for the second quarter of 1998 was $1,251,000 compared to net  income of $642,000 in the second quarter of 1997.  The  basic  and diluted  net  loss per share was $0.21 for the second quarter  of  1998 compared to the basic and diluted net income per share of $0.11 for the similar period in 1997 based on a weighted average of 5,872,000  shares and  5,869,000 shares of the Company's common stock outstanding for the respective periods. The decrease in earnings was primarily attributable to increased expenses and decreased sales.

Twenty-six  weeks  ended  June 28, 1998 compared  to  twenty-six  weeks ended June 29, 1997
-----------------------------------------------------------------------
     Net sales for the twenty-six weeks ended June 28, 1998 (first half of  1998)  were  $13,383,000 compared to net sales for  the  twenty-six
weeks  ended  June  29, 1997 (first half of 1997) of $21,034,000.   The
decrease  in  sales  was  primarily attributable  to  the  Company  not receiving  expected U.S. Government funding for the SPORT  program  and decreased  Internet  terminal sales. Management  anticipates  receiving additional funding for the SPORT program by the end of 1998 and  during the remainder of the contract period through the year 2001.  Management of  the  Company  continues  to pursue new business  opportunities  for
Internet terminals and anticipates receiving additional orders  in  the future.

      The  gross  margin percent for the first half of 1998  was  22.4%
compared  to 23.0% for the same period in 1997.  The decrease in  gross margin percent was primarily attributable to lower sales volume  and  a less favorable product mix.

     Selling, general and administrative expenses for the first half of
1998 increased 10.6% from the first half of 1997, to $3,548,000.  These expenses  as  a percent of sales were 26.5% in the first half  of  1998 compared  to  15.3% for the similar period in 1997. The increase  as  a percent  of  sales is primarily attributable to lower sales volume  and increased expenses related to employee severance and restructure  costs incurred  as  a  result of streamlining actions taken  to  improve  the
Company's long term competitiveness.

      Company sponsored engineering, research and development expenses for the first half of 1998 increased 167.1% from the first half of 1997, to $1,143,000. These expenses as a percent of sales were 8.5% in the first half of 1998 compared to 2.0% for the similar period in 1997.
The increase as a percent of sales is primarily attributable to lower sales volume, increased expenses related to employee severance and restructure costs and increased amounts of research and development for in-flight entertainment and cabin workstation products.

      Interest  expense, net of interest income, was  $346,000  in  the first half of 1998 compared to $388,000 for the similar period in 1997.
The  decrease  reflects decreased debt during the first  half  of  1998 compared to the prior year.

     Net loss for the first half of 1998 was $1,296,000 compared to net income of $817,000 in the first half of 1997. The basic and diluted net loss per share was $0.22 for the first half of 1998 as compared to the basic and diluted net income per share of $0.14 for the similar period in 1997 based on a weighted average of 5,872,000 shares and 5,869,000 shares of the Company's common stock outstanding for the respective periods. The decrease in earnings was primarily attributable to increased expenses and decreased sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital approximated $18,441,000 at June 28, 1998 compared
to $19,652,000 at December  31, 1997.   Accounts  receivable  decreased
approximately $4,836,000 as a result  of  decreased sales.  Inventories increased approximately  $2,461,000 as a result of the SPORT  contract.
Accounts payable  decreased approximately $1,004,000 reflecting  normal
payment terms and the lower sales volume.   Accrued  expenses decreased
approximately  $240,000  as  a  result of  decreased  employee  related accrued liabilities.

     A $15 million revolving credit agreement, at the Company's option, bears  interest at the bank's reference rate (8.50 % at June  28,  1998 and  December  31, 1997), or at a rate equaling the London  Inter  Bank
Offered  Rate (5.70% and 5.81% at June 28, 1998 and December 31,  1997,
respectively)  plus  2.0%.  If for any day the total  amount  advanced, regardless  of  the  interest  rate option,  exceeds  $10  million,  an additional  .25%  is added to the interest rate.  The revolving  credit facility  is  scheduled to mature on May 31, 1999, at  which  time  the outstanding  amount  would be converted into a  term  loan  payable  in twelve  equal quarterly installments.  However, at the request  of  the
Company,  the  bank  may  extend  the revolving  credit  agreement  for successive  one year periods based upon a review of the previous  year-
end  audited consolidated financial statements.  The Company's accounts receivable,  contract rights and inventories are pledged as  collateral to the agreement.

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



                                   MILTOPE GROUP INC.


                                   By:/s/ James E. Matthews
                                      ------------------------------
                                      James E. Matthews,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)






Dated:  August 12 , 1998

