Form 10-Q
period 1998-09-27
MILTOPE GROUP INC
filed 1998-11-10
CIK 752692

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 27, 1998             Commission File Number 0-13433

                           MILTOPE GROUP INC.
---------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



            Delaware                                  11-2693062
----------------------------------              ----------------------
   (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)                Identification No.)


 500 Richardson Road South
       Hope Hull, AL                                  36043
----------------------------------              ----------------------
    (Address of principal                             (Zip Code)
     executive offices)


   Registrant's telephone number, including area code (334) 284-8665
                                                     -----------------
                            Not Applicable
----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at November 10, 1998: 5,871,523 shares of Common Stock, $.01 par value.

<PAGE)

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                         September 27,       December 31,
                                             1998                1997
                                         --------------      ------------
ASSETS
CURRENT ASSETS:
  Cash                                     $   136,000       $   443,000
  Accounts receivable                        5,293,000         9,977,000
  Inventories                               17,144,000        14,703,000
  Deferred income taxes                        345,000           345,000
  Other current assets                         221,000           242,000
                                           -----------       -----------
    Total current assets                    23,139,000        25,710,000
PROPERTY AND EQUIPMENT - at cost:          -----------       -----------
  Machinery and equipment                    7,387,000         7,177,000
  Furniture and fixtures                     1,582,000         1,561,000
  Land, building and improvements            8,101,000         8,021,000
                                           -----------       -----------
    Total property and equipment            17,070,000        16,759,000
  Less accumulated depreciation              8,242,000         7,101,000
                                           -----------       -----------
    Property and equipment - net             8,828,000         9,658,000
                                           -----------       -----------
DEFERRED INCOME TAXES                        3,516,000         2,240,000
OTHER ASSETS                                   930,000           841,000
                                           -----------       -----------
TOTAL                                      $36,413,000       $38,449,000
                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $ 2,593,000       $ 4,437,000
  Accrued expenses                             774,000         1,351,000
  Current maturities of long-term debt         300,000           270,000
                                           -----------       -----------
    Total current liabilities                3,667,000         6,058,000
LONG-TERM DEBT                              13,805,000        11,251,000
                                           -----------       -----------
    Total liabilities                       17,472,000        17,309,000
                                           -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 shares outstanding at
  September 27, 1998 and
  December 31, 1997                             68,000            68,000
Capital in excess of par value              20,264,000        20,264,000
Retained earnings                           12,855,000        15,054,000
                                           -----------       -----------
                                            33,187,000        35,386,000
Less treasury stock at cost                 14,246,000        14,246,000
                                           -----------       -----------
    Total stockholders' equity              18,941,000        21,140,000
                                           -----------       -----------
TOTAL                                      $36,413,000       $38,449,000
                                           ===========       ===========
See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                               Thirty-Nine Weeks Ended
                                           -------------------------------
                                           September 27,     September 28,
                                               1998             1997
                                           -------------     -------------
NET SALES                                  $ 18,792,000      $ 29,360,000
                                           ------------      ------------
COSTS AND EXPENSES:
 Cost of sales                               15,072,000        22,354,000
  Selling, general and administrative         5,036,000         4,562,000
  Engineering, research and development       1,578,000           944,000
                                           ------------      ------------
   Total                                     21,686,000        27,860,000
                                           ------------      ------------
INCOME (LOSS) FROM OPERATIONS                (2,894,000)        1,500,000

INTEREST EXPENSE -  net                         581,000           578,000
                                           ------------      ------------
INCOME (LOSS) BEFORE  INCOME TAXES           (3,475,000)          922,000

INCOME TAX BENEFIT                            1,276,000           600,000
                                           ------------      ------------
NET  INCOME (LOSS)                         $ (2,199,000)     $  1,522,000
                                           ============      ============
BASIC AND DILUTED
   NET INCOME (LOSS) PER SHARE             $       (.37)     $        .26
WEIGHTED AVERAGE SHARES                    ============      ============
   OUTSTANDING                                5,872,000         5,872,000
                                           ============      ============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)


                                                Thirteen Weeks Ended
                                          --------------------------------
                                          September 27,      September 28,
                                              1998               1997
                                          -------------      -------------
NET SALES                                 $  5,409,000       $  8,326,000
                                          ------------       ------------
COSTS AND EXPENSES:
  Cost of sales                              4,684,000          6,161,000

  Selling, general and administrative        1,489,000          1,354,000

  Engineering, research and development        434,000            516,000
                                          ------------       ------------
   Total                                     6,607,000          8,031,000
                                          ------------       ------------
INCOME (LOSS) FROM OPERATIONS               (1,198,000)           295,000

INTEREST EXPENSE -  net                        235,000            190,000
                                          ------------       ------------
INCOME (LOSS) BEFORE  INCOME TAXES          (1,433,000)           105,000

INCOME TAX BENEFIT                             530,000            600,000
                                          ------------       ------------
NET  INCOME (LOSS)                        $   (903,000)      $    705,000
                                          ============       ============
BASIC AND DILUTED
   NET INCOME (LOSS) PER SHARE            $       (.15)      $        .12
                                          ============       ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                  5,872,000          5,872,000
                                          ============       ============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                              (unaudited)


                                                            September 27,      September 28,
                                                                1998               1997
OPERATING ACTIVITIES:                                       -------------      -------------
Net income (loss)                                           $ (2,199,000)      $  1,522,000
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:

  Depreciation and amortization                                1,194,000          1,212,000
   Provision for slow-moving and obsolete inventories            656,000            485,000
   Provision for doubtful accounts receivable                      5,000             85,000
   Gain on sale of investment available for sale                       -           (313,000)
   Deferred income taxes                                      (1,276,000)                 -
   Write-down of fixed assets                                    (36,000)                 -
   Change in operating assets and liabilities:
      Accounts receivable                                      4,678,000          2,585,000
      Inventories                                             (3,097,000)        (1,595,000)
      Other current assets                                        21,000           (416,000)
      Other assets                                              (106,000)          (310,000)
      Accounts payable and accrued expenses                   (2,421,000)        (1,970,000)
                                                            ------------       ------------
        Cash provided by (used in) operating activities       (2,581,000)         1,285,000
INVESTING ACTIVITIES:                                       ------------       ------------
  Purchase of property and equipment                            (310,000)        (1,353,000)
  Proceeds from sale of investment available for sale                  -            410,000
                                                            ------------       ------------
        Cash used in investing activities                       (310,000)          (943,000)
FINANCING ACTIVITIES:                                       ------------       ------------
  Proceeds (payments) from revolving credit loan - net         2,786,000           (201,000)
  Payments of other long-term debt                              (202,000)          (180,000)
  Exercise of stock options                                            -             11,000
                                                            ------------       ------------
        Cash provided by (used in) financing activities        2,584,000           (370,000)
                                                            ------------       ------------
NET DECREASE IN CASH                                           (307,000)            (28,000)
CASH, BEGINNING OF PERIOD                                       443,000             128,000
                                                            -----------        ------------
CASH, END OF PERIOD                                         $   136,000        $    100,000
                                                            ===========        ============
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
      Income taxes                                          $    67,000        $     11,000
                                                            ===========        ============
      Interest                                              $   544,000        $    608,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING                 ===========        ============
AND FINANCING ACTIVITIES
  Change in unrealized appreciation on investment available
  for sale                                                  $         -        $    489,000
                                                            ===========        ============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of September 27, 1998 and December 31, 1997 and the results of operations and cash flows for the thirty-nine and thirteen weeks ended September 27, 1998 and September 28, 1997.

The results for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. The statement requires the addition of comprehensive income and its components in the Company's annual financial statements. Other comprehensive income (loss) includes unrealized investment gains and losses, which are not included in income under current accounting principles. Total comprehensive income
(loss) for the quarters ended September 27, 1998 and September 28, 1997 were:

                                        September 27, 1998      September 28, 1997
                                        ------------------      ------------------
Net Income (loss)                          $ (2,199,000)           $ 1,522,000
Other Comprehensive Income                            -                308,000
                                           ------------            -----------
Total Comprehensive Income (loss)          $ (2,199,000)           $ 1,830,000
                                           ============            ===========

2.     Inventories - Net

Inventories consist of the following:

                                        September 27, 1998      December 31, 1997
                                        ------------------      -----------------
Purchased parts and
  Subassemblies                            $ 11,520,000           $ 10,019,000
Work-in-process                               5,624,000              4,684,000
                                           ------------           ------------
Total                                      $ 17,144,000           $ 14,703,000
                                           ============           ============

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and thirty-nine weeks ended September 27, 1998, as compared to the thirteen weeks and thirty-nine weeks ended September 28, 1997.

RESULTS OF OPERATIONS
---------------------

Thirteen weeks ended September 27, 1998 compared to thirteen weeks ended September 28, 1997
------------------------------------------------------------------------

      Net sales for the thirteen weeks ended September 27, 1998 (third quarter of 1998) were $5,409,000 compared to net sales for the thirteen weeks ended September 28, 1997 (third quarter of 1997) of $8,326,000. The decrease in sales was primarily attributable to a decline in military sector sales and a decline in Internet terminal sales. The Company recently received follow-on delivery orders from the US Army valued at $2.0 million for the SPORT program. The Company's management anticipates delivery of these orders in fourth quarter 1998 and receipt of additional orders for this program during the remainder of the contract period through year 2001.

      The gross margin percentage for the third quarter of 1998 was 13.4% as compared with 26.0% for the same period in 1997. The decrease is attributable to lower sales volume and a less favorable product mix.

     Selling, general and administrative expenses for the third quarter of 1998 increased 10.0% from the third quarter of 1997, to $1,489,000. These expenses as a percent of sales were 27.5% in the third quarter of 1998 compared to 16.3% for the similar period in 1997. The increase as a percent of sales was attributable to lower sales volume and increased expenses related to employee severance and restructure costs incurred as a result of streamlining actions taken to improve the Company's long term competitiveness.

      Company sponsored engineering, research and development expenses for the third quarter of 1998 decreased 15.9% from the third quarter of 1997, to $434,000. These expenses as a percentage of sales were 8.0% in the third quarter of 1998 compared to 6.2% for the similar period in 1997. The increase as a percent of sales was attributable to lower sales volume.

      Interest expense, net of interest income, was $235,000 in the third quarter of 1998 compared to $190,000 for the similar period in 1997. The increase reflects increased debt compared to the prior year.

      Net loss for the third quarter of 1998 was $903,000 compared to net income of $705,000 in the third quarter of 1997. The basic and diluted net loss per share was $0.15 for the third quarter of 1998 compared to the basic and diluted net income per share of $0.12 for the similar period in 1997 based on a weighted average of 5,872,000 shares of the Company's common stock outstanding for the third quarter of 1998 and 1997. The decrease in earnings was primarily attributable to increased expenses and decreased sales.

Thirty-nine weeks ended September 27, 1998 compared to thirty-nine weeks ended September 28, 1997
-----------------------------------------------------------------------

      Net sales for the thirty-nine weeks ended September 27, 1998 (first nine months of 1998) were $18,792,000 compared to net sales for the thirty-nine weeks ended September 28, 1997 (first nine months of 1997) of $29,360,000. The decrease in sales was primarily attributable to a decline in military sector sales and a decline in Internet terminal sales. The Company recently received follow-on delivery orders from the US Army valued at $2.0 million for the SPORT program. The Company's management anticipates delivery of these orders in fourth quarter 1998 and receipt of additional orders for this program during the remainder of the contract period through year 2001.

      The gross margin percentage for the first nine months of 1998 was 19.8% as compared with 23.9% for the same period in 1997. The decrease is attributable to lower sales volume and a less favorable product mix.

      Selling, general and administrative expenses for the first nine months of 1998 increased 10.4% from the first nine months of 1997, to $5,036,000. These expenses as a percent of sales were 26.8% in the first nine months of 1998 compared to 15.5% for the similar period in 1997. The increase as a percent of sales was attributable to lower sales volume and increased expenses related to employee severance and restructure costs incurred as a result of streamlining actions taken to improve the Company's long term competitiveness.

      Company sponsored engineering, research and development expenses for the first nine months of 1998 increased 67.2% from the first nine months of 1997 to $1,578,000. These expenses as a percentage of sales were 8.4% in the first nine months of 1998 compared to 3.2% for the similar period in 1997. The increase as a percent of sales is primarily attributable to lower sales volume, increased expenses related to employee severance and restructure costs and increased amounts of research and development for in-flight entertainment and cabin workstation products.

      Interest expense, net of interest income, was $581,000 for the first nine months of 1998 compared to $578,000 for the similar period in 1997. The increase reflects increased debt compared to the same period of the prior year.

     Net loss for the first nine months of 1998 was $2,199,000 compared to net income of $1,522,000 in the first nine months of 1997. The basic and diluted net loss per share was $0.37 for the first nine months of 1998 as compared to the basic and diluted net income per share of $0.26 for the similar period in 1997 based on a weighted average of 5,872,000 shares of the Company's common stock outstanding for the first nine months of 1998 and 1997. The decrease in earnings was primarily attributable to increased expenses and decreased sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $19,472,000 at September 27, 1998 compared to $19,652,000 at December 31, 1997. Accounts receivable decreased approximately $4,684,000 as a result of decreased sales. Inventories increased approximately $2,441,000 primarily as a result of the SPORT contract. Accounts payable decreased approximately $1,844,000 reflecting normal payment terms and the lower sales volume. Accrued expenses decreased approximately $577,000 as a result of decreased employee related accrued liabilities.

     A $15 million revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.50% at September 27, 1998 and December 31, 1997), or at a rate equaling the London Inter Bank Offered Rate (5.39% and 5.81% at September 27, 1998 and December 31, 1997, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1999, at which time the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments. However, at the request of the Company, the bank may extend the revolving credit agreement for successive one-year periods based upon a review of the previous year-end audited consolidated financial statements. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

YEAR 2000 ISSUES
----------------
Year 2000 Issue

As has been widely publicized, many computer and digital storage systems express dates using only the last two digits of the year and will thus require remediation or replacement to accommodate the year 2000 and beyond in order to avoid malfunction and resulting widespread business disruption.

The Company has underway a Year 2000 project to identify the programs and infrastructure that could be affected by Year 2000 issues and is implementing a plan to resolve those problems identified, on a timely basis. The plan will require the Company to devote a considerable amount of internal resources and hire external resources to assist with the implementation and monitoring of the plan. The Company currently estimates that the total cost of its Year 2000 project will not exceed $225,000 over the life of the project and should not cause a materially adverse effect on the Company's financial condition and results of operations. The time spent by employees of the Company on the Year 2000 project has been and will be expensed as incurred with hardware replacements being capitalized where appropriate. The Company does not anticipate any other significant costs as a result of the Year 2000 issue.

The Year 2000 project includes all management information systems which support ongoing business functions, other systems with computer based controls such as telecommunications, building environmental and security management and all suppliers and customers with which the Company has a material business relationship .

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue on a timely basis. However, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. In the event certain third parties are not able to resolve their own Year 2000 issues, there could be circumstances in which the Company would be unable to receive customer orders, manufacture, test and ship products, invoice customers or collect payments. As part of its Year 2000 project, the Company will solicit written assurances from its customers and suppliers that they will be prepared for the Year 2000 issue. Additionally, the Company will audit and test third party systems for Year 2000 compliance on a periodic basis throughout the project life. However, there can be no certainty of total compliance from any or all of the third parties the Company deals with.

The Company has not yet seen the need for any widespread contingency plans to be developed for the Year 2000 issue, but this will be continuously monitored as the Company gains more information about the compliance programs of its suppliers and customers. Additionally, some risks of the Year 2000 issue are beyond the control of the Company and its suppliers and customers. The Company does not believe it can develop a contingency plan that will totally shield the Company from an economic ripple effect throughout the entire economy should others fail to resolve their own Year 2000 problems.

The costs of the Company's Year 2000 project and the timeliness of the completion of the project are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and other uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty of third party compliance programs, there can be no assurances given that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

                           SIGNATURES
                           -----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                                   By: /s/ James E. Matthews
                                      ------------------------------------
                                       James E. Matthews,
                                       President  and  Chief  Executive Officer
                                      (Principal Executive Officer)



Dated:  November 10, 1998