Form 10-K
period 1998-12-31
MILTOPE GROUP INC
filed 1999-03-31
CIK 752692

FORM 10-K


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998   Commission File Number  0-13433


                          MILTOPE GROUP INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                                       11-2693062
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

500 Richardson Road South, Hope Hull, Alabama                     36043
---------------------------------------------               ------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $2,823,382 as of February 19, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,871,523 as of February 19, 1999.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 1999, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference for Part III, Items 10, 11, 12 and 13, to this annual report on Form 10-K.

ITEM 1. BUSINESS
        --------
General
-------
     Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation which, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November 1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, Innova International Corporation, a Delaware corporation ("IIC"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. IIC provides, through its operating subsidiaries, integrated network products and services. IIC is a subsidiary of Great Universal Incorporated, a Delaware corporation which is engaged in integrated network services, teleservices and television and media.

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

     Miltope has been performing under a nine year DOD contract which ran until August 1998 in connection with the ATCCS/CHS Program. The purpose of the ATCCS/CHS Program is to integrate most of the aspects of land combat through the common automation of mission command and control areas. As of February 19, 1999, Miltope has been issued cumulative firm orders valued at approximately $290,000,000 since the inception of this contract. In addition, the Company has received orders for ATCCS/CHS equipment for other defense contractors and foreign governments.

     In June 1996, Miltope was awarded a five year DOD contract for Soldiers' Portable On-system Repair Tools (SPORT). SPORT will enhance the U.S. Army's capability to diagnose and repair weapon systems and electronically display technical manuals. Production deliveries under this contract began in September, 1997. The contract has an estimated value of approximately $81,000,000 over a five year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 19, 1999, Miltope has been issued firm orders valued at approximately $23,000,000 under this contract. In addition, the Company has received orders for SPORT equipment for other defense contractors.

     In July 1997, Miltope was awarded additional orders of approximately $3,300,000 from the U.S. Navy for the manufacture and delivery of SuperBobcat computers. These computers are rugged, powerful workstations designed and used to support naval aircraft in gathering signal intelligence for threat identification. As of February 19, 1999, Miltope has received firm orders of approximately $7,900,000 from this customer since the inception of the program in June of 1996.

     In October 1997, the Company was selected to supply its Prowler computer to fulfill a contract awarded by ManTech Test Systems, Inc.
The Prowler is a rugged, portable, Intel based computer developed and manufactured by Miltope. The unit will serve as the instrument controller for the U.S. Marines' Third Echelon Test Set ("TETS") program. TETS will provide the Marines with a portable test capability to screen, test and diagnose electronic and electromechanical equipment in the field. The estimated contract value is $9,500,000 over a five year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 19, 1999, Miltope has received firm orders of approximately $1,000,000 since 1997.

     In November 1998, the Company was selected to deliver its TIC-2000 computer and other peripherals to the Electronic Systems Center at Hanscom Air Force Base. The TIC-2000 is a newly developed rugged, portable Intel based workstation which will be integrated into the United States Air Force's Military Satellite Communication. The estimated value of the contract is $2,000,000 over a two year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 19, 1999, Miltope has received firm orders of approximately $1,400,000.

     In November 1998, the Company was selected by Phoenix Group Inc. to manufacture the Condor APPLIQUE' rugged computer for TRW. This computer will be used in the United States Army's Force XXI Battle Command, Brigade and Below Program. This program will be the principal digital command and control system for the Army at the brigade level and below and will provide enhanced situational awareness across the battle space. The estimated value of the contract is $2,800,000 over a two year period. There can be no assurances this estimate of purchase
requirements will be achieved.   As of February 19, 1999, Miltope has
received firm orders of approximately $2,800,000.

Commercial - General
--------------------
     The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, airline ticket and boarding pass printers, rugged public access Internet terminals, mass storage devices, and derivatives of rugged hand held Intel based computers and portable RISC workstations originally developed for military applications. This segment's business represented approximately 45% of the Company's 1998 revenues, approximately 48% of the Company's 1997 revenues and approximately 33% of the Company's 1996 revenues.

     Miltope's airborne printer products are sold to a broad base of airframe manufacturers and commercial airline companies worldwide for use in flight deck and cabin workstation information systems. During 1998, customers for the airborne printer line of products included Boeing, B/E Aerospace, Continental Airlines, Delta Airlines, KLM, Matsushita Avionics Systems, Teledyne Controls, SAAB, American Airlines, Itochu Embraer, United Airlines, EL AL and AMR Eagle, Inc.. Miltope has received firm orders during 1998 of approximately $8,300,000 for airborne printer products.

     During 1997, Miltope received firm orders from an affiliate, 3C Communications International, S.A., a Luxembourg based telecommunications company, amounting to approximately $8,100,000, for the manufacture and delivery of rugged Internet terminals for commercial use in Europe. These terminals are designated for installation in hotels, transportation centers, restaurants, etc. to provide Internet access for the traveling public. As of February 19, 1999, Miltope has received cumulative firm orders of approximately $11,800,000 from this customer since July 1996.

     In December 1996, Miltope was awarded a contract for the manufacture of rugged hard drives for use in Sony Trans Com Inc.'s Audio Video on Demand In-Flight Entertainment System ("P@ssport TM") to be sold to airline customers around the world. The estimated contract value is $10,200,000 over a five year period. The contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 19, 1999, Miltope has received firm orders of approximately $200,000 from this customer for this product.

     In October 1997, Miltope was awarded an additional contract from Sony Trans Com, Inc., for an estimated value of $6,000,000 over a five year period to develop and manufacture computer units for the P@VEST Family of Programmable In Flight Entertainment Systems. The Miltope developed computer unit will provide an interactive capability to Sony Trans Com, Inc.'s in-flight audio/video, passenger entertainment and information systems. The contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 19, 1999, Miltope has received firm orders of approximately $200,000 from this customer for this product.

     In December 1997, Miltope entered into a strategic agreement with Honeywell, Inc. Business and Commuter Aviation Systems, to provide Maintenance Access Terminals ("MAT") for use in business jets and commuter aircraft around the world as an option on Honeywell's integrated avionics systems. As of February 19, 1999, Miltope has received firm orders of approximately $1,500,000 for this product from this customer.

Sales and Significant Customers
-------------------------------
     Sales in 1998 attributable to the military industry segment were approximately as follows: 74% from large DOD programs (each accounting for 5% or more of annual sales), 6% from smaller programs and sales of standard items in Miltope's catalogue, 9% from sales to foreign governments and defense contractors and 11% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

     In 1998, sales to the DOD accounted for 50% of net sales of the Company. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 1998 attributable to the commercial industry segment amounted to approximately 45% of the Company's total net sales.

     During 1997 and 1998, the Company recorded sales of $10,640,000 and $261,000, respectively, to 3C Communications International, S.A., an entity affiliated through certain common ownership.

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

Backlog
-------
     Backlog for both the military and commercial industry segments at December 31, 1998 was $21,991,000, a 54% increase from the $14,302,000 backlog at December 31, 1997.

     Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog will be recognized as revenue by December 31, 1999. The Company also believes that a substantial part of new delivery orders and contract fundings received in 1999 will be recognized as revenue in the same year due to shorter lead times.

     Backlog for the commercial industry segment was approximately
31% of the total backlog at December 31, 1998 and approximately 28% of the total backlog at December 1997.

     Backlog does not include unfunded portions of multi-year contracts. Unfunded portions of multi-year contracts totaled
$86,995,000 and $100,000,000 at December 31, 1998 and 1997,
respectively.

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

Engineering, Research and Development
-------------------------------------
     The Company believes that success within the industry depends in large part upon its ability to develop and apply new technology to modify, enhance and expand its existing line of proprietary products. The funding of these activities is primarily internal through Company
sponsored research and development.   Product development activities
are generally the result of the need to respond to the anticipated requirements of future programs, the introduction of new technology which can be used to enhance product performance and direct requests by customers and the DOD. In certain cases the Company has licensed technology from commercial manufacturers for subsequent militarization and ruggedization. Management believes approximately 3% to 5% of net sales for engineering, research and development expenditures should adequately support the Company's business.

     Engineering, research and development expenditures in 1996, 1997 and 1998 were approximately $1,600,000, $1,700,000 and $1,900,000, respectively.

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

Employees
---------
     At December 31, 1998, the Company employed 185 full-time
personnel.   None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------
     The Company recorded foreign sales in its military/rugged industry segment of approximately $4,532,000, $1,111,000 and $221,000 in 1996,
1997 and 1998, respectively. The Company recorded foreign sales in its commercial industry segment of approximately $1,350,000, $11,657,000 and $847,000 in 1996, 1997 and 1998, respectively.

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

     The Company leases a 9,175 square foot facility in Boulder, Colorado.

     The Company also leases various sales offices in the United
States.

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

<PAGE)
                                PART II
                                -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
        --------------------------------------------------------------------
Market Information
------------------
     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. On March 24, 1999 the Company began trading on the NASDAQ Small Cap Market. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since
January 1, 1997 have been:

        Calendar Year 1997          High      Low
        ------------------         ------    ------
        First Quarter              $3-7/8    $2-3/4

        Second Quarter              4         2-3/4

        Third Quarter               4-3/4     3-1/8

        Fourth Quarter              4-1/4     3

        Calendar Year 1998

        First Quarter              $3-4/9    $3

        Second Quarter              3-1/2     2-3/8

        Third Quarter               2-5/8     1-1/3

        Fourth Quarter              1-7/8     7/8

Holders of Common Stock
-----------------------
     As of February 19, 1999, there were approximately 1,379 shareholders of record and beneficial owners of the Company's Common Stock.

Dividend Policy
---------------
     No dividends were paid in 1997 or 1998. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 1998 which should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

           (All amounts in thousands, except per share data)

                                                    Year Ended December 31,
                                  -------------------------------------------------------------
                                    1994         1995         1996         1997         1998
                                  ---------    ---------    ---------    ---------    ---------
Income Statement Data:
----------------------
Net sales                          $ 75,569     $ 65,708     $ 45,513     $ 40,372    $ 26,444
Gross profit                          5,680       13,372       11,077        9,803       4,921
Income (loss) before income taxes   (18,885)        (984)       1,770        1,211      (4,297)
Net income (loss)                   (15,460)        (984)       2,170        3,271      (3,021)
Basic and diluted net income
 (loss) per share                     (2.65)        (.17)         .37          .56        (.51)
Cash dividends per share                  -            -            -            -           -
Weighted average shares
 outstanding                          5,834        5,853        5,867        5,870       5,872

Balance Sheet Data:
-------------------
Working capital                    $ 19,398     $ 18,896     $ 17,999      $ 19,652   $ 20,039
Total assets                         53,162       41,440       36,332        38,449     38,938
Long-term debt                       17,551       16,953       11,340        11,251     15,035
Stockholders' equity                 17,230       15,913       17,858        21,140     18,119

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ------------------------------------------------------------

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

       Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, in-flight cabin management and entertainment products, airline ticket and boarding pass printers, rugged public access Internet terminals, mass storage devices, and derivatives of rugged hand held Intel based computers and portable RISC workstations originally developed for military applications. Sales in the commercial segment decreased by 39% in 1998 primarily due to decreased sales of rugged public access Internet terminals.

Results of Operations
---------------------
       The Company reported a net loss of approximately $3,000,000 in 1998 compared to net income of approximately $3,300,000 in 1997 and approximately $2,200,000 in 1996. The basic and diluted net loss per share was $.51 in 1998 compared to basic and diluted net income per share of $.56 in 1997 and $.37 in 1996.

       Sales for 1998 totaled approximately $26,400,000, a decrease of approximately $14,000,000, or 34.7%, from 1997. This change was attributable to a reduction in military sales of approximately $6,200,000 and a decrease in commercial sales of approximately $7,700,000. Sales in 1997 totaled approximately $40,400,000, a decrease of approximately $5,100,000, or 11.3% from 1996. This change was attributable to a reduction in military sales of approximately $9,700,000 partially offset by an increase in commercial sales of approximately $4,600,000.

       Gross profit, as a percent of sales, was 18.6% in 1998, 24.3% in 1997 and 24.3% in 1996. The decrease in 1998 from 1997 was primarily attributable to lower sales volume and a less favorable product mix.

       Selling, general and administrative expenses, as a percentage of sales, was 24.7% in 1998, 15.2% in 1997 and 14.5% in 1996. The increase in 1998 as a percentage of sales was attributable to lower sales volume and increased expenses related to employee severance and restructure costs incurred as a result of streamlining actions taken to improve the Company's long term competitiveness. The increases in 1996 and 1997 were principally due to a continued emphasis on increased marketing and business development efforts.

         Engineering, research and development expenses, as a percentage of sales, was 7.1% in 1998, 4.2% in 1997 and 3.6% in 1996. The increase in 1998 as a percent of sales was primarily attributable to lower sales volume, increased expenses related to employee severance and restructure costs and increased amounts of research and development for in-flight entertainment and cabin workstation products. The increase in 1997 was attributable to an increased amount of research and development related to new products.

Liquidity and Capital Resources
-------------------------------
       Working capital at December 31, 1998 totaled approximately $20,000,000, an increase of approximately $400,000 from December 31, 1997. Accounts receivable decreased approximately $3,200,000 as a result of decreased sales. Inventories increased approximately $3,200,000 primarily as a result of the SPORT contract and increases in airborne cabin management systems inventory. Deferred income taxes increased approximately $500,000 as a result of the current year tax benefit accrual. Accounts payable increased approximately $30,000 reflecting increased payment terms.
Accrued expenses decreased approximately $300,000 as a result of decreased employee related accrued liabilities.

       The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15,000,000 and is subject to extension for additional one year periods. In September 1997, it was extended for an additional one year period expiring May 31, 1999. The Company may borrow against this credit facility based on eligible collateral. As of December 31, 1998, the Company had approximately $850,000 of additional borrowing capacity under this facility.

       Cash provided by (used in) operating activities was approximately $(3,600,000) in 1998, approximately $1,300,000 in 1997 and approximately $5,400,000 in 1996. The decrease in cash used in operating activities in 1998 as compared to 1997 is primarily the result of the net loss and increases in inventories and other assets and decreases in accounts payable and accrued expenses partially offset by a decrease in accounts receivable. The decrease in cash provided by operating activities in 1997 compared to 1996 is primarily the result of increases in inventories and other assets and decreases in accounts payable and accrued expenses partially offset by an increase in net income and a decrease in accounts receivable. Other assets increased due to the reduction in the deferred tax asset valuation allowance.

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

       The Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,900,000, $1,200,000 and $2,600,000 which will expire in 2009, 2010 and 2018, respectively, if not utilized. In prior years, the Company recorded a deferred tax asset valuation allowance for net operating loss carryforwards of which realization was uncertain. During 1996 and 1997, the Company reduced the valuation allowance by $1,057,000 and $2,524,000, respectively.
The reductions in the valuation allowance were attributable to the award of significant multi-year government and commercial contracts during 1996 and 1997, and the result of improved cost controls. During 1998, the Company implemented additional cost improvements related to its manufacturing processes. Based on these initiatives, the significant increase in backlog over 1997 and the extended carryforward period allowed under current tax law, management of the Company is of the opinion that a valuation allowance is not needed as of December 31, 1998 and the net deferred tax assets as of each year end reflects the net amount that is more likely than not to be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the net deferred income tax asset changes.

       The Company believes that its working capital and capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and existing bank loan arrangements.

Effects of Inflation
--------------------
       Inflation has not had a significant impact on the Company's results of operations.

Year 2000 Compliance
--------------------
       As has been widely publicized, many computer and digital storage systems express dates using only the last two digits of the year and will thus require remediation or replacement to accommodate the year 2000 and beyond in order to avoid malfunction and resulting widespread business disruption.

       The Company has underway a Year 2000 project that identifies the programs and infrastructure that could be affected by Year 2000 issues and has implemented a plan to resolve those problems identified, on a timely basis. The plan requires a considerable amount of internal resources devoted by the Company to resolve the pertinent issues. Additionally, the Company may have to recruit and retain external resources to assist with the actual implementation, testing and monitoring of the plan. As of December 31, 1998, the Company does not expect the ongoing resource cost of the Year 2000 project to have a material adverse effect on the Company's financial condition and results of operations for fiscal years beginning after December 31, 1998. The Company currently estimates the total cost of its Year 2000 project will not exceed $250,000 over the life of the project. Costs associated with employees working on the Year 2000 project will be expensed as incurred. Hardware and software purchases related to this project will be capitalized where appropriate. The Company does not anticipate additional significant costs as a result of the Year 2000 issue.

       The Year 2000 project includes all management information systems which support ongoing business functions, other systems with computer based controls such as telecommunications, building environmental and security management and all suppliers and customers with which the Company maintains a material business relationship.

       Management of the Company believes it has an effective program in place that will resolve the Year 2000 issues affecting it and that this program is progressing normally and will be completed on a timely basis. Despite management's beliefs and the Company's progress made on the Year 2000 issues as of December 31, 1998, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. In the event certain third parties are not able to resolve their own Year 2000 issues, there could be circumstances in which the Company would be unable to receive customer orders, manufacture, test and ship products, invoice customers or collect payments from those customers. As part of its Year 2000 project, the Company will solicit written assurances from its customers and suppliers that each will be prepared for the Year 2000 issue. The Company will perform periodic audits and tests of third party systems throughout the life of the project for Year 2000 compliance. However, there can be no certainty of total compliance from any or all of the third parties the Company deals with on a daily basis.

       The Company has not yet seen the need for any widespread contingency plans to be developed for the Year 2000 issue, but this will be monitored continuously as the Company gains more information about the compliance programs of its suppliers and customers. Additionally, some risks of the Year 2000 issues are beyond the control of the Company and its suppliers and customers. The Company does not believe it can develop a contingency plan that will totally shield the Company from an economic ripple effect throughout the entire economy should others fail to resolve their own Year 2000 problems.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
       Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest risk inherent in its financial instruments. The Company is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

       The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximates fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and
(b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $115,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
  See Table of Contents to Consolidated Financial Statements on Page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ----------------------------------------------------
       During the twenty-four months prior to the date of the financial statements contained herein, no Form 8-K reporting a change of accountants any matter of accounting principles or practices or financial statement disclosure.

                               PART III
                               --------
       The information called for by Part III (Items 10, 11, 12 and 13) of this Report is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the election of directors at the 1999 Annual Meeting of Stockholders of the Company, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                PART IV
                                -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report         Page
                                                                      ----
        1.   Consolidated Financial Statements:

             Table of Contents to Consolidated Financial Statements   F-1

             Independent Auditors' Report                             F-2

             Consolidated Balance Sheets as of December 31,
             1997 and 1998                                            F-3

             Consolidated Statements of Operations for the Years
             Ended December 31, 1996, 1997 and 1998                   F-4

             Consolidated Statements of Stockholders' Equity for
             the Years Ended December 31, 1996, 1997 and 1998         F-5

             Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1996, 1997 and 1998                   F-6

             Notes to Consolidated Financial Statements               F-7

             Independent Auditors' Consent                            F-20

        2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3.   Exhibits                                                 19

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
--------   ----------------------                                     ------
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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(k)(A)(5) Amendments to Loan Agreement and Related
            Documents, dated December 1, 1997, among Regions
            Bank (formerly First Alabama Bank), Miltope
            Corporation and Miltope Business Products, Inc.
            [Incorporated by reference to Exhibit 10(K)(A)(5) to the Registrant's Form 10-K filed with the Commission on March 23, 1998 (File No. 0-13433)].

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

10(m)(E) Re-marketing Agreement, dated January 1, 1995, among Miltope Corporation, the State Industrial
           Development Authority and Merchant Capital,
           L.L.C. [Incorporated by reference to Exhibit 10(q)(E) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
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

10(q)(E) Stock Option Agreement, dated as of September 11, 1997, between the Registrant and William L. Dickinson. [Incorporated by reference to Exhibit 10(q)(E) to the Registrants Form 10-K filed with the Commission on March 23, 1998 (File No. 0-13411)]

*10(q)(F)  Stock Option Agreement, dated September 17, 1998, between the Registrant and William L.Dickinson.

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

-----------------
* Filed herewith

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
10(r)(J)   Stock Option Agreement, dated as of September 11,
           1997, between the Registrant and Alvin E. Nashman.
           [Incorporated by reference to Exhibit 10(r)(J) to the Registrant's Form 10-K filed with the Commission on March 23, 1998 (File No. 0-13433)].

10(s) Stock Option Agreement, dated as of August 7, 1995, between the Registrant and George K. Webster. [Incorporated by reference to Exhibit 10(t) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

10(t)(A) Stock Option Agreement, dated as of November 8, 1995, between the Registrant and James E. Matthews.
           [Incorporated by reference to Exhibit 10(u) to the Registrant's Form 10-K filed with the Commission on March 29, 1996 (File No. 0-13433)].

*10(t)(B)  Stock Option Agreement, dated February 4, 1998,
           between the Registrant and James E. Matthews.

*10(t)(C)  Stock Option Agreement, dated August 19, 1998,
           between the Registrant and James E. Matthews.

*10(u) Stock Option Agreement, dated September 17, 1998, between the Registrant and Jerry Tuttle.

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

---------------
*Filed herewith

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

*21        Subsidiaries of the Registrant.

---------------
*Filed herewith

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
*23 Independent Auditors' Consent, dated March 30, 1999, to the incorporation by reference in Registration
           Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8 and
           No. 33-33752 on Form S-3 of their report dated
           February 19, 1999 (March 9, 1999 as to the waiver letter described in Note 5) appearing in this Annual
           Report on Form 10-K for the year ended
           December 31, 1998.

*27        Financial Data Schedule

---------------
*Filed herewith

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                  -----------------------------------

        TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------------------




                                                          Page
                                                          ----
Independent Auditors' Report                              F-2

Consolidated Balance Sheets as of December 31, 1997
  and 1998                                                F-3

Consolidated Statements of Operations for the
  Years Ended December 31, 1996, 1997 and 1998            F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1997 and 1998            F-5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1996, 1997 and 1998            F-6

Notes to Consolidated Financial Statements                F-7






All supplemental schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Miltope Group Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
------------------------------------
Birmingham, Alabama
February 19, 1999 (March 9, 1999 as
 to the waiver letter described in
 Note 5)

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
---------------------------------------------------------------------------
ASSETS                                                    1997          1998
------                                                 -----------   -----------
CURRENT ASSETS:
 Cash                                                  $   443,000   $    57,000
 Accounts receivable                                     9,977,000     6,792,000
 Inventories                                            14,703,000    17,867,000
 Deferred income taxes                                     345,000       829,000
 Other current assets                                      242,000       278,000
                                                       -----------   -----------
       Total current assets                             25,710,000    25,823,000
PROPERTY AND EQUIPMENT - at cost:                      -----------   -----------
 Machinery and equipment                                 7,177,000     7,689,000
 Furniture and fixtures                                  1,561,000     1,594,000
 Land, buildings and improvements                        8,021,000     8,101,000
                                                       -----------   -----------
       Total property and equipment                     16,759,000    17,384,000
 Less accumulated depreciation                           7,101,000     8,549,000
                                                       -----------   -----------
       Property and equipment - net                      9,658,000     8,835,000
                                                       -----------   -----------
DEFERRED INCOME TAXES                                    2,240,000     3,335,000
OTHER ASSETS                                               841,000       945,000
                                                       -----------   -----------
TOTAL                                                  $38,449,000   $38,938,000
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                      $ 4,437,000   $ 4,462,000
 Accrued expenses                                        1,351,000     1,012,000
 Current maturities of long-term debt                      270,000       310,000
                                                       -----------   -----------
       Total current liabilities                         6,058,000     5,784,000
LONG-TERM DEBT                                          11,251,000    15,035,000
                                                       -----------   -----------
       Total liabilities                                17,309,000    20,819,000
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value; 20,000,000 shares
  authorized; 6,811,112 shares outstanding
  at December 31, 1997 and 1998                             68,000        68,000
 Capital-in-excess of par value                         20,264,000    20,264,000
 Retained earnings                                      15,054,000    12,033,000
                                                       -----------   -----------
                                                        35,386,000    32,365,000
 Less treasury stock                                    14,246,000    14,246,000
                                                       -----------   -----------
       Total stockholders' equity                       21,140,000    18,119,000
                                                       -----------   -----------
TOTAL                                                  $38,449,000   $38,938,000
                                                       ===========   ===========
See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
---------------------------------------------------------------------------------


                                           1996           1997           1998
                                        -----------    -----------    -----------
NET SALES                               $45,513,000    $40,372,000    $26,444,000
                                        -----------    -----------    -----------
COSTS AND EXPENSES:
 Cost of sales                           34,436,000     30,569,000     21,523,000
 Selling, general and administrative      6,601,000      6,137,000      6,532,000
 Engineering, research and development    1,630,000      1,705,000      1,884,000
                                        -----------    -----------    -----------
       Total                             42,667,000     38,411,000     29,939,000
                                        -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS             2,846,000      1,961,000     (3,495,000)

INTEREST EXPENSE - net                    1,076,000        750,000        802,000
                                        -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES         1,770,000      1,211,000     (4,297,000)

INCOME TAX BENEFIT                         (400,000)    (2,060,000)    (1,276,000)
                                        -----------    -----------    -----------
NET INCOME (LOSS)                       $ 2,170,000    $ 3,271,000    $(3,021,000)
                                        ===========    ===========    ===========
BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE                      $.37           $.56          $(.51)
                                               ====           ====          =====
WEIGHTED AVERAGE SHARES
  OUTSTANDING                             5,867,148      5,870,083      5,871,523
                                        ===========    ===========    ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
---------------------------------------------------------------------------------
                                                                                       Unrealized
                                          Common Stock                                Appreciation      Treasury Stock
                                          ------------      Capital-in-               on Investment     --------------
                                                   Par       Excess of   Retained      Available
                                          Shares   Value     Par Value   Earnings      for Sale      Shares      Cost
                                        ---------  -------  -----------  -----------  -------------  -------  -----------
Balance, January 1, 1996                6,806,737  $68,000  $20,253,000  $ 9,613,000   $ 225,000     939,589  $14,246,000

Change in unrealized appreciation
 on investment available for sale               -        -            -            -    (225,000)          -            -

Net income                                      -        -            -    2,170,000           -           -            -
                                        ---------  -------  -----------  -----------  ----------     -------  -----------
Balance, December 31, 1996              6,806,737   68,000   20,253,000   11,783,000           -     939,589   14,246,000

Exercise of Stock Options                   4,375        -       11,000            -           -           -            -

Net income                                      -        -            -    3,271,000           -           -            -
                                        ---------   ------   ----------   ----------  ----------     -------  -----------
Balance, December 31, 1997              6,811,112   68,000   20,264,000   15,054,000           -     939,589   14,246,000

Net loss                                        -        -            -   (3,021,000)          -           -            -

Balance, December 31, 1998              6,811,112  $68,000   20,264,000 $ 12,033,000  $        -     939,589  $14,246,000
                                        =========  =======   ========== ============  =========      =======  ===========

See notes to consolidated financial statements.
                                 F-5

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
---------------------------------------------------------------------------------

                                                                         1996         1997          1998
OPERATING ACTIVITIES:                                                 ----------   ----------   ------------
 Net income (loss)                                                    $2,170,000   $3,271,000   $(3,021,000)
 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                        1,737,000    1,670,000     1,506,000
  Provision for slow-moving and obsolete inventories                     879,000      485,000     1,050,000
  Provision for doubtful accounts receivable                             201,000       95,000         5,000
  Provision for asset impairment                                               -      432,000             -
  Gain on sale of investment available for sale                         (522,000)    (566,000)            -
  (Gain) loss on sale of fixed assets                                     33,000            -        (4,000)
  Deferred income taxes                                                 (465,000)  (2,120,000)   (1,579,000)
  Change in operating assets and liabilities provided (used) cash:
   Accounts receivable                                                  (674,000)     819,000     3,180,000
   Inventories                                                         1,717,000   (1,497,000)   (4,214,000)
   Other current assets                                                   59,000      (45,000)      (36,000)
   Other assets                                                        1,287,000     (146,000)     (127,000)
   Accounts payable and accrued expenses                              (1,022,000)  (1,106,000)     (314,000)
                                                                     -----------  -----------   -----------
     Net cash provided by (used in) operating activities               5,400,000    1,292,000    (3,554,000)
                                                                     -----------  -----------   -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                    (625,000)  (1,725,000)     (704,000)
 Proceeds from sale of property and equipment                              4,000            -        48,000
 Proceeds from sale of investment available for sale                     524,000      798,000             -
                                                                     -----------  -----------   -----------
     Net cash used in investing activities                               (97,000)    (927,000)     (656,000)
                                                                     -----------  -----------   -----------
FINANCING ACTIVITIES:
 Proceeds from (payments of) revolving credit loan - net              (4,305,000)     179,000     4,090,000
 Payments of other long-term debt                                     (1,171,000)    (240,000)     (266,000)
 Exercise of stock options                                                     -       11,000             -
                                                                     -----------   ----------   -----------
     Net cash provided by (used in) financing activities              (5,476,000)     (50,000)    3,824,000
                                                                     -----------   ----------   -----------
NET INCREASE (DECREASE) IN CASH                                         (173,000)     315,000      (386,000)
CASH, BEGINNING OF YEAR                                                  301,000      128,000       443,000
                                                                     -----------   ----------   -----------
CASH, END OF YEAR                                                    $   128,000   $  443,000   $    57,000
                                                                     ===========   ==========   ===========
SUPPLEMENTAL DISCLOSURE:
 Payments made for:
  Income taxes                                                       $         -   $   76,000   $    67,000
                                                                     ===========   ==========   ===========
  Interest                                                           $ 1,279,000   $  821,000   $   789,000
                                                                     ===========   ==========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Reduction of liability associated with acquisition                  $   425,000   $        -   $         -
                                                                     ===========   ==========   ===========
 Change in unrealized appreciation on investment available for sale  $  (225,000)  $        -   $         -
                                                                     ===========   ==========   ===========

See notes to consolidated financial statements.
                                 F-6

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
-------------------------------------------------------------------------------
1.      SUMMARY OF SIGNIFICANT ACCOUNTING
        AND FINANCIAL REPORTING POLICIES
        ----------------------------------
   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc. and its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), Miltope Business
   Products, Inc. ("MBP") and Miltope's wholly-owned subsidiary,
   International Miltope, Ltd., a Foreign Sales Corporation ("FSC").
   These companies are collectively referred to as the "Company". All material inter-company transactions have been eliminated.

   Nature of Operations - The Company through its two industry segments, military/rugged and commercial, is engaged in the development of computers and peripheral equipment for rugged and other specialized applications for military and commercial customers, domestic and international.

   Accounting Estimates - The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Intangible Assets - Intangible assets include a noncompete agreement and purchased technology with an aggregate carrying value of $301,000 and $0 at December 31, 1996 and 1997, respectively, which were being amortized over a six to seven-year period on a straight-line basis. In 1997, the Company recognized an impairment in the recoverability of these intangible assets as described in
   Note 4.

   Revenue Recognition - Sales and related cost of sales are generally recognized as deliveries are made. All significant multi-year contracts are accounted for under the percentage-of-completion method of accounting. The amount of revenue recognized is the portion of total contract price that the cost expended to date bears to the anticipated total cost, based on current estimates of costs at completion. The contract price includes all amounts currently under contract, including approved contract changes and claims that can be reasonably estimated and realization is probable. Estimated losses on contracts are recorded in the period they are identified. Revisions in profit estimates are reflected in the period in which the facts that require revision are known.

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

   Net Income (Loss) Per Share - Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net income (loss) per share.

   Recent Accounting Pronouncements - In June 1997, the Financial
   Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 130, Reporting Comprehensive Income.
   This statement is now effective, but currently has no impact on the Company. In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is required to be adopted for years beginning after June 15, 1999. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

   Reclassifications - Certain prior years amounts have been reclassified to conform with the 1998 presentation.

2. ACCOUNTS RECEIVABLE
   -------------------

        Accounts receivable consist of the following:
                                                      1997           1998
                                                   -----------    -----------
        Amounts receivable from the
         United States Government
                                                   $ 3,856,000    $ 2,849,000
        Amounts receivable from other customers      6,188,000      3,974,000
        Allowance for doubtful accounts                (67,000)       (31,000)
                                                   -----------    -----------
             Total                                 $ 9,977,000    $ 6,792,000
                                                   ===========    ===========

3. INVENTORIES
   -----------

      Inventories consist of the following:
                                                       1997         1998
                                                   -----------   -----------
        Purchased parts and subassemblies          $10,019,000   $12,874,000
        Work-in-process                              4,684,000     4,993,000
                                                   -----------   -----------
           Total                                   $14,703,000   $17,867,000
                                                   ===========   ===========

        Inventories, other than inventoried costs related to long-term contracts, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs related to long-term contracts (included in purchased parts and subassemblies and work-in-progress) are stated at actual costs, including engineering and manufacturing overheads, contract specific tooling, and other related non-recurring costs incurred to date, reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs related to long-term contracts are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Inventories include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Inventories include an allowance for slow-moving and obsolete items of $3,599,000, $1,242,000 and $1,383,000 at December 31, 1996, 1997
   and 1998, respectively.

4. OTHER ASSETS
   ------------
   The Company owned an investment in M-Systems Flash Disk Pioneers, Ltd. ("M-Systems"), a company based in Israel. During 1996 and 1997, the Company sold 92,014 and 153,242 shares of M-Systems stock at a gain of $522,000 and $566,000, respectively.

   Interest income recognized on certain loans to an affiliated company was $37,000 during 1996 and is reflected as a reduction of interest expense in the accompanying consolidated statements of operations. During 1996, all loans to the related entity were repaid to the Company.

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

5. LONG-TERM DEBT
   --------------

   Long-term debt consists of the following:

                                               1997             1998
                                            -----------      -----------
      Revolving credit loan                 $ 6,181,000      $10,271,000
      Industrial Development Authority
        Revenue Bonds                         5,340,000        5,074,000
                                            -----------      -----------
        Total                                11,521,000       15,345,000
        Less current maturities                 270,000          310,000
                                            -----------      -----------
        Total                               $11,251,000      $15,035,000
                                            ===========      ===========

   A $15,000,000 revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.5% and 7.75% at December 31, 1997 and 1998, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.81% and 5.31% at December 31, 1997 and 1998, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1999, at which time, if not renewed, the outstanding amount would be converted into a term loan payable in twelve equal quarterly
   installments beginning August 31, 2000.   The bank may extend the
   revolving credit agreement for successive one year periods. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $310,000 and $670,000 from December, 1999 through December, 2009. Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5,700,000 which in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities. Letter of credit commitment fees paid during 1997 and 1998 were $71,000 and $64,000, respectively. Property and equipment with a carrying value of $7,888,000 and $7,281,000 at December 31, 1997 and 1998, respectively, are pledged as collateral. The agreement with the Industrial Development Authority bears interest at a variable market rate which ranged from 5.22% to 5.81% during 1998, and was 6.00% and 5.62% at December 31, 1997 and 1998, respectively.

   The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees, (iii) investment in, and advances to, other entities, and (iv) payment of dividends. On December 31, 1997, there were no violations of credit agreement provisions. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income. At December 31, 1998, the Company was in default of certain financial ratio requirements related to minimum net worth and cash flows that are measured annually. A letter dated March 9, 1999 was obtained from the bank waiving the violations.

The aggregate maturities of current and long-term debt subsequent to December 31, 1998, are as follows:

                   Year Ending December 31,
                   ------------------------
                           1999                 $   310,000
                           2000                   2,057,000
                           2001                   3,804,000
                           2002                   3,844,000
                           2003                   2,166,000
                        Thereafter                3,164,000
                                                -----------
                           Total                $15,345,000
                                                ===========

   The fair value of long-term debt approximated the carrying value as of December 31, 1997 and 1998, as all instruments are at variable interest rates.

6. INCOME TAXES
   ------------
   The provision (benefit) for income taxes consists of the following:

                               1996          1997           1998
     Current:                ---------    -----------    -----------
        Federal              $  65,000    $     9,000    $   303,000
        State                        -         51,000              -
     Deferred                 (465,000)    (2,120,000)    (1,579,000)
                             ---------    -----------    -----------
     Total                   $(400,000)   $(2,060,000)   $(1,276,000)
                             =========    ===========    ===========

   The deferred tax assets and liabilities at December 31, 1997 and 1998 are comprised of the following:

                                                     1997
                                   ------------------------------------------
                                                   Deferred
                                    Deferred         Tax
   Current:                        Tax Assets     Liabilities         Total
                                   ----------     -----------      ----------
     Inventories                   $  243,000     $         -      $  243,000
     Non-deductible accruals          102,000               -         102,000
                                   ----------     -----------      ----------
     Total current                    345,000               -         345,000
                                   ----------     -----------      ----------
   Long-term:
     Intangible assets                  3,000               -           3,000
     Net operating loss
       carryforward                 2,415,000               -       2,415,000
     Alternative minimum tax
       credit carryforward            235,000               -         235,000
     Accelerated depreciation               -        (413,000)       (413,000)
                                   ----------     -----------      ----------
     Total long-term                2,653,000        (413,000)      2,240,000
                                   ----------     -----------      ----------
     Net                           $2,998,000     $  (413,000)     $2,585,000
                                   ==========     ===========      ==========

                                                     1998
                                  -------------------------------------------
                                                   Deferred
                                   Deferred          Tax
   Current:                       Tax Assets      Liabilities        Total
                                  ----------      -----------      ----------
     Inventories                  $  722,000      $         -      $  722,000
     Non-deductible accruals         107,000                -         107,000
                                  ----------      -----------      ----------
     Total current                   829,000                -         829,000
                                  ----------      -----------      ----------
   Long-term:
     Intangible assets                 3,000                -           3,000
     Net operating loss
       carryforward                3,422,000                -       3,422,000
     Alternative minimum tax
       credit carryforward           240,000                -         240,000
     Accelerated depreciation              -         (330,000)       (330,000)
                                  ----------      -----------      ----------
     Total long-term               3,665,000         (330,000)      3,335,000
                                  ----------      -----------      ----------
     Net                          $4,494,000      $  (330,000)     $4,164,000
                                  ==========      ===========      ==========

   At December 31, 1996, a valuation allowance of $2,524,000 had been established against the net deferred income tax assets. During 1996 and 1997, the Company reduced the valuation allowance by $1,057,000 and $2,524,000, respectively. The reduction in the valuation allowance was attributable to the award of significant multi-year government and commercial contracts during 1996 and 1997 and the result of improved cost controls. During 1998, the Company implemented additional cost improvements related to its manufacturing processes. Based on these initiatives, the significant increase in backlog over 1997 and the extended carryforward period allowed under current tax law, management of the Company is of the opinion that a valuation allowance is not needed as of December 31, 1998 and the net deferred tax assets as of each year end reflects the net amount that is more likely than not to be realized.

   During 1997, the Company utilized approximately $1,127,000 of net operating loss carryforwards to offset income tax expense. The Company has net operating loss carryforwards for federal income tax purposes at December 31, 1998 of approximately $5,900,000, $1,200,000 and $2,600,000, which will expire in 2009, 2010 and
   2018, respectively, if not utilized. The Company also has approximately $240,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.

   The Company's benefit for income taxes differs from the amount computed using the federal statutory tax rate as a result of the following items:

                                            1996            1997            1998
                                         -----------     -----------     -----------
   Amount at federal statutory rate      $   602,000     $   412,000     $(1,461,000)
   Increases (reductions) due to:
     State taxes - net of federal
       income tax benefit                     47,000          38,000        (119,000)
     Change in valuation allowance        (1,057,000)     (2,524,000)              -
     Adjustment to estimated income
       tax accruals                                -               -         207,000
     Other                                     8,000          14,000          97,000
                                         -----------     -----------     -----------
   Total                                 $  (400,000)    $(2,060,000)    $(1,276,000)
                                         ===========     ===========     ===========

7. EMPLOYEE BENEFIT PLANS
   ----------------------
   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees.
   Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total pay. The Company's provision pursuant to the Plan amounted to $35,000 and $91,000 in 1996 and 1997, respectively. The Company made no contributions for 1998.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. The Company's bonus provision for 1996 and 1997 was $261,000 and $132,000, respectively. No bonus provision was made for 1998.

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

   A summary of the Company's stock options as of December 31, 1996, 1997 and 1998 and changes during the year ended on those dates is presented below:

                                   1996                             1997                            1998
                         ------------------------------  ------------------------------  ------------------------------
                                             Weighted                         Weighted                        Weighted
                                  Weighted    Average               Weighted   Average             Weighted   Average
                         Options  Average    Fair Value  Options    Average  Fair Value  Options   Average   Fair Value
                           for    Exercise   at Grant      for     Exercise   at Grant     for     Exercise   at Grant
                         Shares    Price       Date      Shares      Price      Date     Shares      Price      Date
                         ------------------------------  ------------------------------  ------------------------------
 Outstanding at
   beginning of year     280,085   $3.87                  283,479     $3.57              285,717     $3.57

 Granted
    Price = fair value    42,500   $2.86      $1.99        18,600     $3.71    $2.60      83,000     $2.93      $1.99
    Price < fair value     6,722   $4.46      $4.09         9,118     $3.29    $2.82      23,528     $1.28      $1.05

 Exercised                     -                           (4,375)    $2.48                    -

 Canceled                (45,828)  $4.88                  (21,105)    $3.94              (95,000)    $3.73
                         -------                          -------                        -------
  Outstanding at end
   of year               283,479   $3.57                  285,717     $3.56              297,245     $3.14
                         =======   =====                  =======     =====              =======    ======
  Options exercisable
   at December 31:
  -------------------
  Director options        65,979   $3.64                   74,117     $3.44               97,645     $2.92

  Employee options        62,250   $4.33                  105,500     $3.93               77,150     $3.61
                         -------                          -------                        -------
  Total                  128,229   $3.97                  179,617     $3.73              174,795     $3.22
                         =======   =====                  =======     =====              =======     =====

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Options Outstanding                        Options Exercisable
                              -----------------------------------------------    ----------------------------
                                               Weighted
                                               Average           Weighted                        Weighted
                                 Number        Remaining          Average           Number       Average
                              Outstanding   Contractual Life   Exercise Price    Outstanding   Exercise Price
                              -----------------------------------------------    ----------------------------

  Range of Exercise Prices
  ------------------------
  $2.38 - $4.46                 275,845          7.45             $3.12            153,395         $2.87
  $5.50 - $6.80                  21,400          3.69             $5.82             21,400         $5.77
                                -------                                            -------
                                297,245          7.18             $3.56            174,795         $3.22
                                =======          ====             =====            =======         =====

  The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Compensation expense related to these plans under this methodology is insignificant. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income (loss) and basic and diluted net income (loss) per share would approximate the pro forma amounts below.



                                                     1996            1997           1998
                                                  ----------     -----------    -----------
   Net income (loss):
   As reported                                    $2,170,000     $(3,021,000)   $ 3,271,000
   Pro forma                                      $2,058,000     $ 3,173,000    $(3,102,000)

  Basic and diluted net income (loss) per share:
   As reported                                    $     0.37     $      0.56    $     (0.51)

   Pro forma                                      $     0.35     $      0.54    $     (0.53)

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  For purposes of SFAS 123, the weighted average fair value of the options granted during 1996, 1997 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1996         1997        1998
                                ------       ------      ------
   Expected life (years)         10.0         10.0        10.0

   Risk-free interest rate       6.31%        5.74%       5.87%

   Dividend rate                    0%           0%          0%

   Expected volatility          60.00%       52.30%      49.96%


9. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Leasing Arrangements - The Company is obligated under several non-cancelable operating leases covering land, office facilities and equipment. The corporate headquarters resides upon land under a lease which provides for minimum rentals through 2086. Minimum rentals are subject to increases based on the annual consumer price index. Future minimum lease payments under all operating leases with an initial or remaining non-cancelable lease term of more than one year at December 31, 1998 are as follows:

                Year Ending December 31,
                ------------------------
                        1999               $  320,000
                        2000                  239,000
                        2001                  171,000
                        2002                  152,000
                        2003                  116,000
                     Thereafter             2,706,000
                                           ----------
                        Total              $3,704,000
                                           ==========

   Aggregate rental expense under operating leases amounted to $376,000, $237,000 and $282,000 in 1996, 1997 and 1998,
   respectively.

   The Company leases office space at its Hope Hull facility to tenants on a year-to-year basis, as well as under a multi-year lease with entities affiliated through certain common ownership, where future minimum lease receipts at December 31, 1998 are as follows:

                Year Ending December 31,
                ------------------------
                        1999               $  158,000
                        2000                  114,000
                        2001                   32,000
                                           ----------
                        Total              $  304,000
                                           ==========

   Aggregate rental income under operating leases amounted to $219,000 and $162,000 in 1997 and 1998, respectively.

   Litigation - The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material.

   Claims - From time to time the Company has certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at December 31, 1998, the Company believes that additional costs evolving from these negotiations will not be material.

10. SEGMENT INFORMATION
    -------------------
   On December 31, 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 established standards for reporting information about segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

   Under this standard, the Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through
   the federal government bid process.    The Company's commercial
   segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating profit (loss) does not reflect other income (expense) or income taxes.

                                                                                        General
    1996                                Military/Rugged  Commercial    Eliminations    Corporate     Consolidated
    ----                                --------------- ------------   ------------    ---------     ------------
    Net sales from external customer     $ 30,618,000   $ 14,895,000   $          -                  $ 45,513,000
                                         ============   ============   ============                  ============
    Segment operating profit (loss)      $  1,088,000   $  1,643,000   $    115,000                  $  2,846,000
                                         ============   ============   ============                  ============
    Identifiable assets                  $ 25,126,000   $  9,169,000   $          -    $ 2,037,000   $ 36,332,000
                                         ============   ============   ===========     ===========   ============
    Capital expenditures                 $    420,000   $    205,000                                 $    625,000
                                         ============   ============                                 ============
    Depreciation and amortization        $ 1 ,086,000   $    651,000                                 $  1,737,000
                                         ============   ============                                 ============

                                                                                         General
    1997                                Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
    ----                                --------------- -------------  ------------    -----------   ------------
    Net sales from external customers    $ 20,853,000   $ 19,519,000   $          -                  $ 40,372,000
                                         ============   ============   ============                  ============
    Segment operating profit (loss)      $    412,000   $  1,549,000   $          -                  $  1,961,000
                                         ============   ============   ============                  ============
    Identifiable assets                  $ 22,037,000   $ 12,301,000   $          -    $ 4,111,000   $ 38,449,000
                                         ============   ============   ============    ===========   ============
    Capital expenditures                 $    891,000   $    834,000                                 $  1,725,000
                                         ============   ============                                 ============
    Depreciation and amortization        $  1,052,000   $    618,000                                 $  1,670,000
                                         ============   ============                                 ============

                                                                                         General
   1998                                 Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
   ----                                 --------------- ------------   ------------    -----------   ------------
   Net sales from external customers     $ 14,605,000   $ 11,839,000   $          -                  $ 26,444,000
                                         ============   ============   ============                  ============
   Segment operating profit (loss)       $ (3,435,000)  $    (60,000)  $          -                  $ (3,495,000)
                                         ============   ============   ============                  ============
   Identifiable assets                   $ 25,178,000   $  8,317,000   $          -    $ 5,443,000   $ 38,938,000
                                         ============   ============   ============    ===========   ============
   Capital expenditures                  $    389,000   $    315,000                                 $    704,000
                                         ============   ============                                 ============
   Depreciation and amortization         $    958,000   $    548,000                                 $  1,506,000
                                         ============   ============                                 ============

   In 1996, 1997 and 1998, foreign sales accounted for 15%, 5% and 2% respectively, of the military/rugged segment net sales and 9%, 60% and 7%, respectively, of the commercial segment net sales.

   During 1996, 1997 and 1998, the United States Government accounted for 54%, 39% and 51% of consolidated net sales of the Company, respectively.


   11.  UNAUDITED QUARTERLY FINANCIAL DATA
        ----------------------------------
   Summarized unaudited quarterly financial data for the years ended December 31, 1997 and 1998 is as follows:

                                                       Thirteen Weeks Ended
                                   ------------------------------------------------------------
                                    March 30,       June 29,      September 28,    December 31,
                                      1997            1997            1997             1997
                                   -----------    ------------    -------------    ------------
     Net Sales                     $ 9,042,000    $ 11,992,000     $ 8,326,000     $ 11,012,000
                                   ===========    ============     ===========     ============
     Gross Profit                  $ 2,182,000    $  2,658,000     $ 2,165,000     $  2,798,000
                                   ===========    ============     ===========     ============
     Net Income                    $   174,000    $    642,000     $   705,000     $  1,750,000
     Basic and diluted net income  ===========    ============     ===========     ============
       per share                          $.03            $.11            $.12             $.30
                                          ====            ====            ====             ====

                                             Thirteen Weeks Ended
                                     March 29,      June 28,       September 27,   December 31,
                                       1998           1998             1998            1998
                                   -----------    -----------      ------------    ------------
     Net Sales                     $ 7,444,000    $ 5,939,000      $ 5,409,000     $ 7,652,000
                                   ===========    ===========      ===========     ===========
     Gross Profit                  $ 1,938,000    $ 1,056,000      $   725,000     $ 1,202,000
                                   ===========    ===========      ===========     ===========
     Net Loss                      $   (45,000)   $(1,251,000)     $  (903,000)    $  (822,000)
                                   ===========    ===========      ===========     ===========
     Basic and diluted net loss
       per share                         $(.01)         $(.21)     $      (.15)          $(.14)
                                         =====          =====             ====           =====

   12. RELATED PARTY TRANSACTIONS
       --------------------------
   During 1996, 1997, and 1998, the Company recorded sales of $1,140,000, $10,640,000 and $2,186,000, respectively, to entities which are affiliated through certain common ownership. At December 31, 1997 and 1998, accounts receivable on such sales were $2,910,000 and $1,079,000, respectively.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope
Group Inc. on Forms S-8 and No. 33-33752 of Miltope Group Inc. on Form S-3 of our report dated February 19, 1999 (March 9, 1999 as to the waiver letter described in Note 5) appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended December 31, 1998.


/s/ Deloitte & Touche LLP
-------------------------------
Birmingham, Alabama
March 30, 1999

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

March 31, 1999                          /s/ Thomas R. Dickinson
                                        -------------------------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 1999                          /s/ Thomas R. Dickinson
                                        -------------------------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)


March 31, 1999                          /s/ Teddy G. Allen
                                        -------------------------------------
                                        Teddy G. Allen
                                        Chairman of the Board of
                                        Directors


March 31, 1999                          -------------------------------------
                                        Jan H. Stenbeck
                                        Director

March 31, 1999                          /s/ William Mustard
                                        -------------------------------------
                                        William Mustard
                                        Director

March 31, 1999                          /s/ Teri Spencer
                                        -------------------------------------
                                        Teri Spencer
                                        Director

March 31, 1999                          /s/ Franklin Miller
                                        -------------------------------------
                                        Franklin Miller
                                        Director

March 31, 1999                          /s/ William L. Dickinson
                                        -------------------------------------
                                        William L. Dickinson
                                        Director

March 31, 1999                          /s/ Jerry O. Tuttle
                                        -------------------------------------
                                        Jerry O. Tuttle
                                        Director