Form 10-Q
period 1999-03-28
MILTOPE GROUP INC
filed 1999-05-12
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended March 28, 1999               Commission File Number 0-13433
--------------------
                          MILTOPE GROUP INC.
--------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



            Delaware                                  11-2693062
-----------------------------------             --------------------
  (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)                Identification No.)


     500 Richardson Road South
        Hope Hull, AL                                  36043
---------------------------------               --------------------
    (Address of principal                             (Zip Code)
     executive offices)


   Registrant's telephone number, including area code (334) 284-8665

                            Not Applicable
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 12, 1999: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                         March 28,     December 31,
                                           1999           1998
ASSETS                                ------------     ------------
CURRENT ASSETS:
 Cash                                 $   249,000      $    57,000
 Accounts receivable                    6,536,000        6,792,000
 Inventories                           18,905,000       17,867,000
 Deferred income taxes                    829,000          829,000
 Other current assets                     290,000          278,000
                                      -----------      -----------
    Total current assets               26,809,000       25,823,000
                                      -----------      -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                7,710,000        7,689,000
 Furniture and fixtures                 1,574,000        1,594,000
 Land, building and improvements        8,109,000        8,101,000
                                      -----------      -----------
    Total property and equipment       17,393,000       17,384,000
 Less accumulated depreciation          8,919,000        8,549,000
                                      -----------      -----------
    Property and equipment - net        8,474,000        8,835,000
                                      -----------      -----------
DEFERRED INCOME TAXES                   3,335,000        3,335,000
OTHER ASSETS                            1,073,000          945,000
                                      -----------      -----------
TOTAL                                 $39,691,000      $38,938,000
                                      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                     $ 3,820,000      $ 4,462,000
 Accrued expenses                       1,077,000        1,012,000
 Current maturities of long-term debt     319,000          310,000
                                      -----------      -----------
    Total current liabilities           5,216,000        5,784,000
LONG-TERM DEBT                         16,652,000       15,035,000
                                      -----------      -----------
   Total liabilities                   21,868,000       20,819,000
                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
 20,000,000 shares authorized;
 6,811,112 shares outstanding at
 March 28, 1999 and December 31,
 1998                                      68,000           68,000
Capital in excess of par value         20,264,000       20,264,000
Retained earnings                      11,737,000       12,033,000
                                      -----------      -----------
                                       32,069,000       32,365,000
Less treasury stock at cost            14,246,000       14,246,000
                                      -----------      -----------
       Total stockholders' equity      17,823,000       18,119,000
                                      -----------      -----------
TOTAL                                 $39,691,000      $38,938,000
                                      ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                 MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                             Thirteen Weeks Ended
                                        ------------------------------
                                          March 28,        March 29,
                                            1999             1998
                                          ----------       ----------
NET SALES                                 $7,381,000       $7,444,000
                                          ----------       ----------
COSTS AND EXPENSES:
  Cost of sales                            5,837,000        5,506,000
  Selling, general and administrative      1,351,000        1,376,000
  Engineering, research and development      181,000          467,000
                                          ----------       ----------
   Total                                   7,369,000        7,349,000
                                          ----------       ----------
INCOME FROM OPERATIONS                        12,000           95,000

INTEREST EXPENSE -  net                      306,000          166,000
                                          ----------       ----------
LOSS BEFORE  INCOME TAXES                 $ (294,000)      $  (71,000)

INCOME TAX BENEFIT                                 -           26,000
                                          ----------       ----------
NET LOSS                                  $ (294,000)      $  (45,000)
                                          ==========       ==========
BASIC AND DILUTED
  NET LOSS PER SHARE                      $     (.05)      $     (.01)
                                          ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                5,871,523        5,871,523
                                          ==========       ==========

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED MARCH 28, 1999 AND MARCH 29, 1998
                              (unaudited)

                                                            March 28,         March 29,
                                                              1999              1998
OPERATING ACTIVITIES:                                     -----------        -----------
Net loss                                                  $  (294,000)       $  (45,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

  Depreciation and amortization                               400,000           367,000
  Provision for slow-moving and obsolete inventories          100,000             6,000
  Provision for doubtful accounts receivable                    3,000             5,000
  Deferred income taxes                                             -           (26,000)
  Loss on sale of fixed assets                                  3,000                 -
  Change in operating assets and liabilities:
      Accountsreceivable                                      253,000         4,193,000
      Inventories                                          (1,138,000)       (1,088,000)
      Other current assets                                    (12,000)          (26,000)
      Other assets                                           (134,000)          (52,000)
      Accounts payable and accrued expenses                  (578,000)       (1,083,000)
                                                          -----------       -----------
         Cash provided by (used in) operating activities   (1,397,000)        2,251,000
                                                          -----------       -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                          (36,000)         (146,000)
                                                          -----------       -----------
         Cash used in investing activities                    (36,000)         (146,000)
                                                          -----------       -----------
FINANCING ACTIVITIES:
  Proceeds (payments) from revolving credit loan - net      1,703,000        (2,363,000)
  Payments of other long-term debt                            (78,000)          (68,000)
                                                          -----------       -----------
         Cash provided by (used in) financing activities    1,625,000        (2,431,000)
                                                          -----------       -----------
NET INCREASE (DECREASE) IN CASH                               192,000          (326,000)
CASH, BEGINNING OF PERIOD                                      57,000           443,000
                                                          -----------       -----------
CASH, END OF PERIOD                                       $   249,000       $   117,000
SUPPLEMENTAL DISCLOSURE:                                  ===========       ===========
   Cash payments made for:
    Income taxes                                          $         -       $    67,000
                                                          ===========       ===========
    Interest                                              $   269,000       $   163,000
                                                          ===========       ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of March 28, 1999 and December 31, 1998 and the results of operations and cash flows for the thirteen weeks ended March 28, 1999 and March 29, 1998.

The results for the thirteen weeks ended March 28, 1999 and March 29, 1998 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   Inventories - Net

Inventories consist of the following:

                         March 28, 1999          December 31, 1998
                         --------------          -----------------
Purchased parts and
  subassemblies           $12,281,000               $12,874,000
Work-in-process             6,624,000                 4,993,000
                          -----------               -----------
Total                     $18,905,000               $17,867,000
                          ===========               ===========

3.   Income  Taxes - A deferred tax asset of $108,000 related  to the net operating loss in the thirteen weeks ended March 28, 1999 has been fully reserved with a valuation allowance as management estimates that it is more likely than not, that the deferred tax asset will not be realized in future periods. Additional deferred tax assets could be recognized in future periods if the probability of realization increases.

4. Segment Information - On December 31, 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 established standards for reporting information about segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

                                                                                                 General
    March 29, 1998                           Military/Rugged     Commercial     Eliminations    Corporate     Consolidated
    --------------                           ---------------     ----------     ------------    ---------     ------------
    Net sales from external customers           $  5,009,000     $2,435,000     $          -                  $ 7,444,000
                                                ============     ==========     ============                  ===========
    Segment operating profit (loss)             $    (82,000)    $  177,000     $          -                  $    95,000
                                                ============     ==========     ============                  ===========
    Identifiable assets                         $ 22,548,000     $8,459,000     $          -    $3,883,000    $34,890,000
                                                ============     ==========     ============    ==========    ===========
    Capital expenditures                        $     98,000     $   48,000                                   $   146,000
                                                ============     ==========                                   ===========
    Depreciation and amortization               $    233,000     $  134,000                                   $   367,000
                                                ============     ==========                                   ===========

                                                                                                 General
    March 28, 1999                           Military/Rugged     Commercial     Eliminations    Corporate     Consolidated
    --------------                           ---------------     ----------     ------------    ----------    ------------
    Net sales from external customers           $  3,718,000     $3,663,000     $          -                  $ 7,381,000
                                                ============     ==========     ============                  ===========
    Segment operating profit (loss)             $   (314,000)    $  326,000     $          -                  $    12,000
                                                ============     ==========     ============                  ===========
    Identifiable assets                         $ 25,200,000     $8,715,000     $          -    $ 5,776,000   $39,691,000
                                                ============     ==========     ============    ===========   ===========
    Capital expenditures                        $     18,000     $   18,000                                   $    36,000
                                                ============     ==========                                   ===========
    Depreciation and amortization               $    256,000     $  144,000                                   $   400,000
                                                ============     ==========                                   ===========

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks ended March 28, 1999, as compared to thirteen weeks ended March 29, 1998.

RESULTS OF OPERATIONS
---------------------
Thirteen weeks ended March 28, 1999 compared to thirteen weeks ended March 29, 1998
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended March 28, 1999 (first quarter of 1999) were $7,381,000 compared to net sales for the thirteen weeks ended March 29, 1998 (first quarter of 1998) of $7,444,000. The decrease in sales was primarily the result of temporary delays in contract manufacturing shipments due to customer inspection of shipped products and subsequent delays in the release of additional shipments.

      The gross margin percentage for the first quarter of 1999 was 20.9% as compared with 26.0% for the same period in 1998. The decrease is attributable to lower sales volume and a less favorable product mix in the first quarter of 1999.

     Selling, general and administrative expenses for the first quarter of 1999 decreased 1.8% from the first quarter of 1998, to $1,351,000. These expenses as a percent of sales were 18.3% in the first quarter of 1999 compared to 18.5% for the similar period in 1998. The decrease as a percent of sales was primarily attributable to lower than anticipated business development costs in the first quarter of 1999.

      Company sponsored engineering, research and development expenses for the first quarter of 1999 decreased 61.2% from the first quarter of 1998, to $181,000. These expenses as a percentage of sales were 2.5% in the first quarter of 1999 compared to 6.3% for the similar period in 1998. The decrease is attributable to the timing of certain research and development project expenses that will be realized in the third and fourth quarters of 1999.

      Interest expense, net of interest income, was $306,000 in the first quarter of 1999 compared to $166,000 for the similar period in 1998. The increase reflects increased debt compared to the prior year.

      Net loss for the first quarter of 1999 increased from the first quarter of 1998 to a loss of $294,000. The basic and diluted loss per share was $0.05 for the first quarter of 1999 as compared to the basic and diluted loss per share of $0.01 for the similar period in 1998 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the first quarter of 1999 and 1998.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $21,593,000 at March 28, 1999 compared to $20,039,000 at December 31, 1998. Accounts receivable decreased approximately $256,000 as a result of decreased sales. Inventories increased approximately $1,038,000 primarily as a result of the SPORT contract. Accounts payable decreased approximately $642,000 reflecting normal payment terms and the lower sales volume. Accrued expenses increased approximately $65,000 as a result of increased employee related accrued liabilities.

     A $15,000,000 revolving credit agreement, at the Company's option, bears interest at the bank's reference rate (8.0% and 7.75% at March 28, 1999 and December 31, 1998, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.22% and 5.31% at March 28, 1999 and December 31, 1998, respectively) plus 2.0%. If for any day the total amount advanced, regardless of the interest rate option, exceeds $10 million, an additional .25% is added to the interest rate. The revolving credit facility is scheduled to mature on May 31, 1999, at which time, if not renewed, the outstanding amount would be converted into a term loan payable in twelve equal quarterly installments beginning August 31, 2000. The bank may extend the revolving credit agreement for successive one year periods. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

YEAR 2000 ISSUES
----------------
Year 2000 Compliance

     As has been widely publicized, many computer and digital storage systems express dates using only the last two digits of the year and will thus require remediation or replacement to accommodate the year 2000 and beyond in order to avoid malfunction and resulting widespread business disruption.

     The Company has underway a Year 2000 project that identifies the programs and infrastructure that could be affected by Year 2000 issues and has implemented a plan to resolve those problems identified, on a timely basis. The plan requires a considerable amount of internal resources devoted by the Company to resolve the pertinent issues. Additionally, the Company may have to recruit and retain external resources to assist with the actual implementation, testing and monitoring of the plan. As of March 28, 1999, the Company does not expect the ongoing resource cost of the Year 2000 project to have a material adverse effect on the Company's financial condition and results of operations for the fiscal years ending December 31, 1999 and beyond. The Company currently estimates the total cost of its Year 2000 project will not exceed $250,000 over the life of the project. Costs associated with employees working on the Year 2000 project will be expensed as incurred. Hardware and software purchases related to this project will be capitalized where appropriate. The Company does not anticipate additional significant costs as a result of the Year 2000 issue.

     The Year 2000 project includes all management information systems which support ongoing business functions, other systems with computer based controls such as telecommunications, building environmental and security management and all suppliers and customers with which the Company maintains a material business relationship.

      Management of the Company believes it has an effective program in place that will resolve the Year 2000 issues affecting it and that this program is progressing normally and will be completed on a timely basis. Despite management's beliefs and the Company's progress made on the Year 2000 issues as of March 28, 1999, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. In the event certain third parties are not able to resolve their own Year 2000 issues, there could be circumstances in which the Company would be unable to receive customer orders, manufacture, test and ship products, invoice customers or collect payments from those customers. As part of its Year 2000 project, the Company will solicit written assurances from its customers and suppliers that each will be prepared for the Year 2000 issue. The Company will perform periodic audits and tests of third party systems throughout the life of the project for Year 2000 compliance. However, there can be no certainty of total compliance from any or all of the third parties the Company deals with on a daily basis.

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

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest risk inherent in its financial instruments. The Company is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $114,000.

                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                                   By:/s/ Thomas R. Dickinson
                                     -------------------------------------
                                     Thomas R. Dickinson,
                                     President and Chief Executive Officer
                                     (Principle Executive Officer)




Dated:  May 12, 1999