Form 10-Q
period 1999-06-27
MILTOPE GROUP INC
filed 1999-08-12
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter
Ended June 27, 1999                        Commission File Number 0-13433
-------------------                        ------------------------------

                           MILTOPE GROUP INC
-------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                      11-2693062
---------------------------------                    --------------------
   (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)


500 Richardson Road South
     Hope Hull, AL                                         36043
-------------------------                            --------------------
 (Address of principal                                   (Zip Code)
   executive offices)


Registrant's telephone number, including area code (334) 284-8665

                            Not Applicable
-----------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at August 11, 1999: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                               June 27,     December 31,
ASSETS                                          1999           1998
CURRENT ASSETS:                              -----------    ------------
 Cash                                        $   746,000     $    57,000
 Accounts receivable                           4,974,000       6,792,000
Inventories                                   18,329,000      17,867,000
Deferred income taxes                            829,000         829,000
Other current assets                             183,000         278,000
                                             -----------     -----------
      Total current assets                    25,061,000      25,823,000
                                             -----------     -----------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                        7,808,000       7,689,000
Furniture and fixtures                         1,575,000       1,594,000
Land, building and improvements                8,157,000       8,101,000
  Construction in progress                        66,000               -
                                             -----------     -----------
      Total property and equipment            17,606,000      17,384,000
  Less accumulated depreciation                9,210,000       8,549,000
                                             -----------     -----------
        Property and equipment - net           8,396,000       8,835,000
                                             -----------     -----------
DEFERRED INCOME TAXES                          3,335,000       3,335,000
OTHER ASSETS                                     785,000         945,000
                                             -----------     -----------
TOTAL                                        $37,577,000     $38,938,000
                                             ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                            $ 3,632,000     $ 4,462,000
 Accrued expenses                              1,442,000       1,012,000
Current maturities of long-term debt           4,325,000       4,310,000
                                             -----------     -----------
      Total current liabilities                9,399,000       9,784,000
LONG-TERM DEBT                                12,585,000      11,035,000
                                             -----------     -----------
     Total liabilities                        21,984,000      20,819,000
                                             -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
20,000,000 shares authorized;
6,811,112 shares outstanding at                   68,000         68,000
June 27, 1999 and December 31, 1998.
Capital in excess of par value                20,264,000     20,264,000
Retained earnings                              9,507,000     12,033,000
                                             -----------    -----------
                                              29,839,000     32,365,000
Less treasury stock at cost                   14,246,000     14,246,000
                                             -----------    -----------
     Total stockholders' equity               15,593,000     18,119,000
                                             -----------    -----------
TOTAL                                        $37,577,000    $38,938,000
                                             ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                               Twenty-Six Weeks Ended
                                            ------------------------------
                                              June 27,         June 28,
                                                1999             1998
                                             -----------      -----------
NET SALES                                    $14,623,000      $13,383,000
                                             -----------      -----------
COSTS AND EXPENSES:
 Cost of sales                                12,626,000       10,389,000
  Selling, general and administrative          3,444,000        3,548,000
  Engineering, research and development          487,000        1,143,000
                                             -----------      -----------
   Total                                      16,557,000       15,080,000
                                             -----------      -----------
LOSS FROM OPERATIONS                          (1,934,000)      (1,697,000)
INTEREST EXPENSE -  net                          590,000          346,000
                                             -----------      -----------
LOSS BEFORE  INCOME TAXES                     (2,524,000)      (2,043,000)

INCOME TAX BENEFIT                                     -          747,000
                                             -----------      -----------
NET  LOSS                                    $(2,524,000)     $(1,296,000)
                                             ===========      ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                         $     (0.43)     $     (0.22)
WEIGHTED AVERAGE NUMBER OF                   ===========      ===========
  SHARES OUTSTANDING                           5,871,523        5,871,523
                                             ===========      ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                 Thirteen Weeks Ended
                                              June 27,          June 28,
                                               1999               1998
                                            -----------       -----------
NET SALES                                   $ 7,242,000       $ 5,939,000
                                            -----------       -----------
COSTS AND EXPENSES:
  Cost of sales                               6,789,000         4,883,000
  Selling, general and administrative         2,093,000         2,172,000
  Engineering, research and development         305,000           676,000
                                            -----------       -----------
   Total                                      9,187,000         7,731,000
                                            -----------       -----------
LOSS FROM OPERATIONS                         (1,945,000)       (1,792,000)
INTEREST EXPENSE -  net                         285,000           180,000
                                            -----------       -----------
LOSS BEFORE  INCOME TAXES                    (2,230,000)       (1,972,000)
INCOME TAX BENEFIT                                    -           721,000
                                            -----------       -----------
NET LOSS                                    $(2,230,000)      $(1,251,000)
                                            ===========       ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                        $     (0.38)      $     (0.21)
                                            ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          5,871,523         5,871,523
                                            ===========       ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 1999 AND JUNE 28, 1998
                              (unaudited)

                                                              June 27,         June 28,
                                                                1999            1998
OPERATING ACTIVITIES:                                       -----------      -----------
Net loss                                                    $(2,524,000)     $(1,296,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                 697,000          724,000
  Provision for slow-moving and obsolete inventories            500,000          206,000
  Provision for doubtful accounts receivable                      6,000            5,000
  Deferred income taxes                                               -         (746,000)
  Loss on sale of Property and Equipment                          3,000                -
  Change in operating assets and liabilities:
        Accounts receivable                                   1,812,000        4,831,000
        Inventories                                            (962,000)      (2,668,000)
        Other current assets                                     95,000           53,000
        Other assets                                            147,000          (89,000)
        Accounts payable and accrued expenses                  (401,000)      (1,244,000)
                                                            -----------      -----------
         Cash used in operating activities                   (  627,000)        (224,000)
                                                            -----------      -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                           (249,000)        (215,000)
                                                            -----------      -----------
         Cash used in investing activities                     (249,000)        (215,000)
FINANCING ACTIVITIES:
  Proceeds from revolving credit loan - net                   1,720,000          567,000
  Payments of other long-term debt                             (155,000)        (135,000)
         Cash provided by financing activities                1,565,000          432,000
                                                            -----------      -----------
NET INCREASE (DECREASE) IN CASH                                 689,000           (7,000)
CASH, BEGINNING OF PERIOD                                        57,000          443,000
                                                            -----------      -----------
CASH, END OF PERIOD                                         $   746,000      $   436,000
                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURE:
  Cash payments made for:
    Income taxes                                            $     2,000      $    66,835
                                                            ===========      ===========
    Interest                                                $   556,000      $   324,000
                                                            ===========      ===========

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain  all  adjustments  necessary (consisting  of  only  normal  and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of June 27, 1999 and December 31, 1998 and the results of operations and cash flows for the twenty-six and thirteen weeks ended June 27, 1999 and June 28, 1998, respectively.

The results for the twenty-six weeks ended June 27, 1999 and June 28, 1998 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      Reclassifications   -  Certain  prior  years  amounts  have  been
reclassified to conform with the 1999 presentation.

2.   Inventories - Net

Inventories consist of the following:

                           June 27, 1999    December 31, 1998
                           -------------    -----------------
Purchased parts and
  Subassemblies             $12,961,000        $12,874,000
Work-in-process               5,368,000          4,993,000
                            -----------        -----------
Total                       $18,329,000        $17,867,000
                            ===========        ===========

3. Long Term Debt - The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999. The lender has chosen not to renew or extend the maturing line of credit and is helping the Company in its search for a replacement line of credit facility. The Company is currently in negotiations with several lenders and anticipates a letter of commitment for a replacement line of credit from one of these lenders in the third quarter. Under the current loan agreement terms, the outstanding amount of the revolving credit facility has been converted into a term loan payable in twelve equal quarterly installments beginning August 31, 1999. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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

Thirteen Weeks Ended June 27, 1999 and June 28, 1998
----------------------------------------------------
                                                                                          General
    June 27, 1999                       Military/Rugged  Commercial    Eliminations     Corporate      Consolidated
    -------------                       ---------------  ----------    ------------    -----------     ------------
    Net sales from external customers    $ 3,549,000     $3,693,000    $         -                      $ 7,242,000
                                         -----------     ----------    -----------                      -----------
    Segment operating loss               $ 1,009,000     $  936,000    $         -                      $ 1,945,000
                                         -----------     ----------    -----------                      -----------
    Identifiable assets                  $23,599,000     $8,100,000    $         -     $ 5,878,000      $37,577,000
                                         -----------     ----------    -----------     -----------      -----------
    Capital expenditures                 $   104,000     $  109,000                                     $   213,000
                                         -----------     ----------                                     -----------
    Depreciation and amortization        $   191,000     $  106,000                                     $   297,000
                                         -----------     ----------                                     -----------

                                                                                          General
    June 28, 1998                       Military/Rugged  Commercial    Eliminations      Corporate     Consolidated
    -------------                       ---------------  ----------    ------------      ---------     ------------
    Net sales from external customers    $ 3,001,000     $2,938,000    $         -                      $ 5,939,000
                                         -----------     ----------    -----------                      -----------
    Segment operating loss               $ 1,387,000     $  405,000    $         -                      $ 1,792,000
                                         -----------     ----------    -----------                      -----------
    Identifiable assets                  $23,623,000     $7,844,000    $         -       $4,874,000     $36,341,000
                                         -----------     ----------    -----------       ----------     -----------
    Capital expenditures                 $    35,000     $   34,000                                     $    69,000
                                         -----------     ----------                                     -----------
    Depreciation and amortization        $   226,000     $  130,000                                     $   356,000
                                         -----------     ----------                                     -----------

Twenty-Six Weeks Ended June 27, 1999 and June 28, 1998
------------------------------------------------------

                                                                                          General
    June 27, 1999                       Military/Rugged  Commercial    Eliminations      Corporate     Consolidated
    -------------                       ---------------  ----------    ------------      ---------     ------------
    Net sales from external customers    $ 7,267,000     $7,356,000    $          -                     $14,623,000
                                         -----------     ----------    ------------                     -----------
    Segment operating loss               $ 1,324,000     $  610,000    $          -                     $ 1,934,000
                                         -----------     ----------    ------------                     -----------
    Identifiable assets                  $23,599,000     $8,100,000    $          -      $5,878,000     $37,577,000
                                         -----------     ----------    ------------      ----------     -----------
    Capital expenditures                 $   122,000     $  127,000                                     $   249,000
                                         -----------     ----------                                     -----------
    Depreciation and amortization        $   447,000     $  250,000                                     $   697,000
                                         -----------     ----------                                     -----------

                                                                                          General
    June 28, 1998                       Military/Rugged  Commercial    Eliminations      Corporate     Consolidated
    -------------                       ---------------  ----------    ------------      ---------     ------------
    Net sales from external customers    $ 8,010,000     $5,373,000    $          -                    $13,383,000
                                         -----------     ---------     ------------                    -----------
    Segment operating loss               $ 1,469,000     $  228,000    $          -                    $ 1,697,000
                                         -----------     ----------    ------------                    -----------
    Identifiable assets                  $23,623,000     $7,844,000    $          -      $4,874,000    $36,341,000
                                         -----------     ----------    ------------      ----------    -----------
    Capital expenditures                 $   133,000     $   82,000                                    $   215,000
                                         -----------     ----------                                    -----------
    Depreciation and amortization        $   459,000     $  265,000                                    $   724,000
                                         -----------     ----------                                    -----------

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and twenty-six weeks ended June 27, 1999, as compared to the thirteen weeks and twenty-six weeks ended June 28, 1998.

RESULTS OF OPERATIONS
---------------------
Thirteen  weeks ended  June 27, 1999 compared to thirteen  weeks  ended
June 28, 1998
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended June 27, 1999 (second quarter of 1999) were $7,242,000 compared to net sales for the thirteen weeks ended June 28, 1998 (second quarter of 1998) of $5,939,000. The increase in sales was primarily attributable to increased sales to the government of SPORT units and increased sales of commercial airborne products.

      The gross margin percentage for the second quarter of 1999 was 6.3% compared to 17.8% for the same period in 1998. The decrease is primarily attributable to additional costs related to various government contracts closed out in 1999 and a less favorable product mix in the second quarter of 1999.

      Selling, general and administrative expenses for the second quarter of 1999 decreased 3.7% from the second quarter of 1998, to $2,093,000. These expenses as a percent of sales were 28.9% in the second quarter of 1999 compared to 36.6% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales in the second quarter of 1999 and decreased expenses related to employee severance and restructure costs in the second quarter of 1999 as compared to the second quarter of 1998.

      Company sponsored engineering, research and development expenses for the second quarter of 1999 decreased 54.9% from the second quarter of 1998, to $305,000. These expenses as a percent of sales were 4.2% in the second quarter of 1999 compared to 11.4% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales in the second quarter of 1999 and timing of certain research and development project expenses that will be incurred in the third and fourth quarters of 1999.

      Interest expense, net of interest income, was $285,000 in the second quarter of 1999 compared to $180,000 for the similar period in 1998. The increase reflects increased debt compared to the prior year.

     Net loss for the second quarter of 1999 was $2,230,000 compared to net loss of $1,251,000 in the second quarter of 1998. The basic and diluted net loss per share was $0.38 for the second quarter of 1999 compared to the basic and diluted net loss per share of $0.21 for the similar period in 1998 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the second quarter of 1999 and 1998. The decrease in earnings was primarily attributable to additional losses on final closeout of various government contracts, a less favorable product mix and no income tax benefit taken in the second quarter of 1999.

Twenty-six weeks ended June 27, 1999 compared to twenty-six weeks ended June 28, 1998
-----------------------------------------------------------------------
     Net sales for the twenty-six weeks ended June 27, 1999 (first half of 1999) were $14,623,000 compared to net sales for the twenty-six weeks ended June 28, 1998 (first half of 1998) of $13,383,000. The increase in sales was primarily attributable to the increased sales to the government of SPORT units and increased sales of commercial airborne products.

      The gross margin percent for the first half of 1999 was 13.7% compared to 22.4% for the same period in 1998. The decrease in gross margin percent was primarily attributable to additional costs related to various government contracts closed out in 1999 and a less favorable product mix.

     Selling, general and administrative expenses for the first half of 1999 decreased 2.9% from the first half of 1998, to $3,444,000. These expenses as a percent of sales were 23.6% in the first half of 1999 compared to 26.5% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales and decreased expenses related to employee severance and restructure costs as compared to the second quarter of 1998.

      Company sponsored engineering, research and development expenses for the first half of 1999 decreased 57.4% from the first half of 1998, to $487,000. These expenses as a percent of sales were 3.3% in the first half of 1999 compared to 8.5% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales and timing of certain research and development project expenses that will be incurred in the third and fourth quarters of 1999.

      Interest expense, net of interest income, was $590,000 in the first half of 1999 compared to $346,000 for the similar period in 1998. The increase reflects increased debt compared to the prior year.

     Net loss for the first half of 1999 was $2,524,000 compared to net loss of $1,296,000 in the first half of 1998. The basic and diluted net loss per share was $0.43 for the first half of 1999 as compared to the basic and diluted net loss per share of $0.22 for the similar period in 1998 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the second quarter of 1999 and 1998. The decrease in earnings was primarily attributable to additional losses on final closeout of various government contracts, a less favorable product mix and no income tax benefits taken in 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital approximated $15,662,000 at June 27, 1999 compared
to  $16,039,000  at  December 31, 1998.   Accounts receivable decreased
approximately $1,818,000 as a result of increased collection activities. Inventories increased approximately $462,000 as a result of the Hanscom contract. Accounts payable decreased approximately $830,000 reflecting normal payment terms and lower inventory levels. Accrued expenses increased approximately $430,000 as a result of increased reserve levels for anticipated government contract related costs.

The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999. The lender has chosen not to renew or extend the maturing line of credit and is helping the Company in its search for a replacement line of credit facility. The Company is currently in negotiations with several lenders and anticipates a letter of commitment for a replacement line of credit from one of these lenders in the third quarter. Under the current loan agreement terms, the outstanding amount of the revolving credit facility has been converted into a term loan payable in twelve equal quarterly installments beginning August 31, 1999. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

YEAR 2000 ISSUES
----------------
Year 2000 Compliance

     As has been widely publicized, many computer and digital storage systems express dates using only the last two digits of the year and will thus require remediation or replacement to accommodate the year 2000 and beyond in order to avoid malfunction and resulting widespread business disruption.

     The Company has underway a Year 2000 project that identifies the programs and infrastructure that could be affected by Year 2000 issues and has implemented a plan to resolve those problems identified, on a timely basis. The plan requires a considerable amount of internal resources devoted by the Company to resolve the pertinent issues.
Additionally,  the  Company  may  have  to recruit and retain external resources to assist with the actual implementation, testing and monitoring of the plan. As of June 27, 1999, the Company does not expect the ongoing resource cost of the Year 2000 project to have a material adverse effect on the Company's financial condition and results of operations for the fiscal years ending December 31, 1999 and beyond. The Company currently estimates the total cost of its Year 2000 project will not exceed $250,000 over the life of the project. Costs associated with employees working on the Year 2000 project will be expensed as incurred. Hardware and software purchases related to this project will be capitalized where appropriate. The Company does not anticipate additional significant costs as a result of the Year 2000 issue.

     The Year 2000 project includes all management information systems which support ongoing business functions, other systems with computer based controls such as telecommunications, building environmental and security management and all suppliers and customers with which the Company maintains a material business relationship.

      Management of the Company believes it has an effective program in place that will resolve the Year 2000 issues affecting it and that this program is progressing normally and will be completed on a timely basis. Despite management's beliefs and the Company's progress made on the Year 2000 issues as of June 27, 1999, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. In the event certain third parties are not able to resolve their own Year 2000 issues, there could be circumstances in which the Company would be unable to receive customer orders, manufacture, test and ship products, invoice customers or collect payments from those customers. As part of its Year 2000 project, the Company will solicit written assurances from its customers and suppliers that each will be prepared for the Year 2000 issue. The Company will perform periodic audits and tests of third party systems throughout the life of the project for Year 2000 compliance. However, there can be no certainty of total compliance from any or all of the third parties the Company deals with on a daily basis.

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

     The Company has a term credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $118,000.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MILTOPE GROUP INC.


                            By:
                               -----------------------------------------
                                Thomas Dickinson,
                                President  and  Chief  Executive Officer
                                (Principal Executive Officer)






Dated:  August 11, 1999