Form 10-Q
period 1999-09-26
MILTOPE GROUP INC
filed 1999-11-12
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 26, 1999                Commission File Number 0-13433
------------------------
                           MILTOPE GROUP INC
----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                   11-2693062
---------------------------------                  -------------------
   (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                  Identification No.)


 500 Richardson Road South
           Hope Hull, AL                                36043
---------------------------------                  ----------------
    (Address of principal                             (Zip Code)
     executive offices)


Registrant's telephone number, including area code (334) 284-8665
                                                   --------------
                            Not Applicable
---------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at November 10, 1999: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                        September 26,       December 31,
                                        -------------       ------------
ASSETS                                      1999                1998

CURRENT ASSETS:
 Cash                                   $   308,000         $    57,000
 Accounts receivable                      5,133,000           6,792,000
Inventories                              15,782,000          17,867,000
Deferred income taxes                       829,000             829,000
Other current assets                      1,406,000             278,000
                                        -----------         -----------
      Total current assets               23,458,000          25,823,000
                                        -----------         -----------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                   7,875,000           7,689,000
Furniture and fixtures                    1,578,000           1,594,000
Land, building and improvements           8,157,000           8,101,000
  Construction in progress                  165,000                   -
                                        -----------         -----------
      Total property and equipment       17,775,000          17,384,000
  Less accumulated depreciation           9,475,000           8,549,000
                                        -----------         -----------
        Property and equipment - net      8,300,000           8,835,000
                                        -----------         -----------
DEFERRED INCOME TAXES                     3,335,000           3,335,000
OTHER ASSETS                                868,000             945,000
                                        -----------         -----------
TOTAL                                   $35,961,000         $38,938,000
                                        ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $ 2,700,000         $ 4,462,000
Accrued expenses                          2,265,000           1,012,000
Current maturities of long-term debt      4,333,000           4,310,000
                                        -----------         -----------
     Total current liabilities            9,298,000           9,784,000
LONG-TERM DEBT                           12,413,000          11,035,000
                                        -----------         -----------
     Total liabilities                   21,711,000          20,819,000
                                        -----------         -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 shares outstanding at
  September 26, 1999 and December
  31, 1998.                                  68,000              68,000
Capital in excess of par value           20,264,000          20,264,000
Retained earnings                         8,164,000          12,033,000
                                        -----------         -----------
                                         28,496,000          32,365,000
Less treasury stock at cost              14,246,000          14,246,000
                                        -----------         -----------
     Total stockholders' equity          14,250,000          18,119,000
                                        -----------         -----------
TOTAL                                   $35,961,000         $38,938,000
                                        ===========         ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                               Thirty-Nine Weeks Ended
                                            ------------------------------
                                            September 26,    September 27,
                                                1999             1998
                                            -------------    -------------
NET SALES                                    $22,927,000      $18,792,000
                                             -----------      -----------
COSTS AND EXPENSES:
 Cost of sales                                19,696,000       15,072,000
  Selling, general and administrative          5,206,000        5,036,000
  Engineering, research and development        1,003,000        1,578,000
                                             -----------      -----------
   Total                                      25,905,000       21,686,000
                                             -----------      -----------
LOSS FROM OPERATIONS                          (2,978,000)      (2,894,000)
INTEREST EXPENSE -  net                          890,000          581,000
                                             -----------      -----------
LOSS BEFORE  INCOME TAXES                     (3,868,000)      (3,475,000)
INCOME TAX BENEFIT                                     -        1,276,000
                                             -----------      -----------
NET  LOSS                                    $(3,868,000)     $(2,199,000)
                                             ===========      ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                         $     (0.66)     $     (0.37)
                                             ===========      ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           5,871,523        5,871,523
                                             ===========      ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                 Thirteen Weeks Ended
                                            -------------------------------
                                            September 26,     September 27,
                                                1999              1998
                                            ------------      ------------
NET SALES                                    $ 8,305,000       $ 5,409,000
COSTS AND EXPENSES:                          -----------       -----------
  Cost of sales                                7,070,000         4,684,000
  Selling, general and administrative          1,762,000         1,489,000
  Engineering, research and development          517,000           434,000
                                             -----------       -----------
   Total                                       9,349,000         6,607,000
                                             -----------       -----------
LOSS FROM OPERATIONS                          (1,044,000)       (1,198,000)
INTEREST EXPENSE -  net                          299,000           235,000
                                             -----------       -----------
LOSS BEFORE  INCOME TAXES                     (1,343,000)       (1,433,000)
INCOME TAX BENEFIT                                     -           530,000
                                             -----------       -----------
NET LOSS                                     $(1,343,000)      $  (903,000)
BASIC AND DILUTED                            ===========       ===========
  NET LOSS PER SHARE                         $     (0.23)      $     (0.15)
WEIGHTED AVERAGE NUMBER OF                   ===========       ===========
  SHARES OUTSTANDING                           5,871,523         5,871,523
                                             ===========       ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998
                              (unaudited)

                                                            September 26,       September 27,
                                                                1999                1998
                                                            ------------        ------------
OPERATING ACTIVITIES:
Net loss                                                    $(3,868,000)        $(2,199,000)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Depreciation and amortization                                968,000           1,194,000
   Provision for slow-moving and obsolete inventories           500,000             656,000
   Provision for doubtful accounts receivable                     9,000               5,000
   Deferred income taxes                                              -          (1,276,000)
   Write-down of fixed assets                                         -             (36,000)
   Loss on sale of property and equipment                         3,000                   -
   Change in operating assets and liabilities:
      Accounts receivable                                     1,650,000           4,678,000
      Inventories                                             1,586,000          (3,097,000)
      Other current assets                                   (1,128,000)             21,000
      Other assets                                               58,000            (106,000)
      Accounts payable and accrued expenses                    (105,000)         (2,421,000)
                                                            -----------         -----------
        Cash used in operating activities                      (327,000)         (2,581,000)
                                                            -----------         -----------
INVESTING ACTIVITIES:
   Purchase of property and equipment                          (418,000)           (310,000)
                                                            -----------         -----------
      Cash used in investing activities                        (418,000)           (310,000)
                                                            -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from revolving credit loan - net                   1,229,000           2,786,000
  Payments of other long-term debt                             (233,000)           (202,000)
                                                            -----------         -----------
      Cash provided by financing activities                     996,000           2,584,000
                                                            -----------         -----------
NET INCREASE (DECREASE) IN CASH                                 251,000            (307,000)
CASH, BEGINNING OF PERIOD                                        57,000             443,000
                                                            -----------         -----------
CASH, END OF PERIOD                                         $   308,000         $   136,000
                                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
    Income taxes                                            $         -         $    67,000
                                                            ===========         ===========
    Interest                                                $   858,000         $   544,000
                                                            ===========         ===========

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of September 26, 1999 and December 31, 1998 and the results of operations and cash flows for the thirty-nine and thirteen weeks ended September 26, 1999 and September 27, 1998, respectively.

The results for the thirty-nine weeks ended September 26, 1999 and September 27, 1998 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

       Reclassifications - Certain prior years amounts have been reclassified to conform with the 1999 presentation.

2.   Inventories - Net

Inventories consist of the following:

                            September 26, 1999    December 31, 1998
                            ------------------    -----------------
Purchased parts and
  Subassemblies                $11,938,000          $12,874,000
Work-in-process                  3,844,000            4,993,000
                               -----------          -----------
Total                          $15,782,000          $17,867,000
                               ===========          ===========

3. Long Term Debt - The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August, 1999. The Company is currently in negotiations with several lenders and anticipates a letter of commitment for a replacement line of credit from one of these lenders shortly. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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


Thirteen Weeks Ended September 26, 1999 and September 27, 1998
--------------------------------------------------------------
                                                                                   General
September 26, 1999                  Military/Rugged   Commercial  Eliminations    Corporate   Consolidated
------------------                  ---------------   ----------  ------------   ----------   ------------
Net sales from external customers       $ 4,807,000   $3,498,000  $          -                 $ 8,305,000
                                        ===========   ===========  ============                 ===========
Segment operating income (loss)         $(1,151,000)  $  107,000  $          -                 $(1,044,000)
                                        ===========   ==========  ============                 ===========
Identifiable assets                     $21,998,000   $7,981,000  $          -   $5,982,000    $35,961,000
                                        ===========   ==========  ============   ==========    ===========
Capital expenditures                    $    98,000   $   71,000                               $   169,000
                                        ===========   ==========                               ===========
Depreciation and amortization           $   174,000   $   97,000                               $   271,000
                                        ===========   ==========                               ===========

                                                                                   General
September 27, 1998                  Military/Rugged   Commercial  Eliminations    Corporate   Consolidated
------------------                  ---------------  -----------  ------------   ----------   ------------
Net sales from external customers       $ 2,405,000  $ 3,004,000  $          -                $  5,409,000-
                                        ===========  ===========  ============                ============
Segment operating income (loss)         $  (882,000) $  (316,000) $          -                $ (1,198,000)
                                        ===========  ===========  ============                ============
Identifiable assets                     $23,735,000  $ 7,530,000  $          -   $5,148,000   $ 36,413,000
                                        ===========  ===========  ============   ==========   ============
Capital expenditures                    $    78,000  $    97,000                              $    175,000
                                        ===========  ===========                              ============
Depreciation and amortization           $   298,000  $   172,000                              $    470,000

Thirty-nine Weeks Ended September 26, 1999 and September 27, 1998
-----------------------------------------------------------------
                                                                                   General
September 26, 1999                  Military/Rugged   Commercial  Eliminations    Corporate   Consolidated
------------------                  ---------------  -----------  ------------   ----------   ------------
Net sales from external customers       $12,074,000  $10,853,000  $          -                $ 22,927,000
                                        ===========  ===========  ============                ============
Segment operating income (loss)         $(2,475,000) $  (503,000) $          -                $ (2,978,000)
                                        ===========  ===========  ============                ============
Identifiable assets                     $21,998,000  $ 7,981,000  $          -   $5,982,000   $ 35,961,000
                                        ===========  ===========  ============   ==========   ============
Capital expenditures                    $   220,000  $   198,000                              $    418,000
                                        ===========  ===========                              ============
Depreciation and amortization           $   621,000  $   347,000                              $    968,000
                                        ===========  ===========                              ============

                                                                                  General
September 27, 1998                  Military/Rugged  Commercial   Eliminations   Corporate    Consolidated
------------------                  ---------------  ----------   ------------   ---------    ------------
Net sales from external customers       $10,415,000  $8,377,000   $          -                $ 18,792,000
                                        ===========  ===========  ============                ============
Segment operating income (loss)         $(2,350,000) $ (544,000)  $          -                $ (2,894,000)
                                        ===========  ===========  ============                ============
Identifiable assets                     $23,735,000  $7,530,000   $          -   $5,148,000   $ 36,413,000
                                        ===========  ===========  ============   ==========   ============
Capital expenditures                    $   211,000  $  179,000                               $    390,000
                                        ===========  ===========                              ============
Depreciation and amortization           $   757,000  $  437,000                               $  1,194,000
                                        ===========  ===========                              ============

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and thirty-nine weeks ended September 26, 1999, as compared to the thirteen weeks and thirty-nine weeks ended September 27, 1998.

RESULTS OF OPERATIONS
---------------------
Thirteen weeks ended September 26, 1999 compared to thirteen weeks ended September 27, 1998
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended September 26, 1999 (third quarter of 1999) were $8,305,000 compared to net sales for the thirteen weeks ended September 27, 1998 (third quarter of 1998) of $5,409,000. The increase in sales was primarily attributable to increased sales to the government of SPORT units and increased sales of commercial airborne products.

      The gross margin percentage for the third quarter of 1999 was 14.9% compared to 13.4% for the same period in 1998. The increase is primarily attributable to a more favorable product mix in the third quarter of 1999.

     Selling, general and administrative expenses for the third quarter of 1999 increased 18.3% from the third quarter of 1998, to $1,762,000. These expenses as a percent of sales were 21.2% in the third quarter of 1999 compared to 27.5% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales in the third quarter of 1999 as compared to the third quarter of 1998.

      Company sponsored engineering, research and development expenses for the third quarter of 1999 increased 19.1% from the third quarter of 1998, to $517,000. These expenses as a percent of sales were 6.2% in the third quarter of 1999 compared to 8.0% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales in the third quarter of 1999 as compared to the third quarter of 1998 and timing of certain research and development project expenses that will be incurred in the fourth quarter of 1999.

      Interest expense, net of interest income, was $299,000 in the third quarter of 1999 compared to $235,000 for the similar period in 1998. The increase reflects increased debt compared to the prior year.

      Net loss for the third quarter of 1999 was $1,343,000 compared to net loss of $903,000 in the third quarter of 1998. The basic and diluted net loss per share was $0.23 for the third quarter of 1999 compared to the basic and diluted net loss per share of $0.15 for the similar period in 1998 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the third quarter of 1999 and 1998. The decrease in earnings was primarily attributable to recognition of inter-company consulting charges, increased interest expense and no income tax benefit taken in the third quarter of 1999.

Thirty-nine weeks ended September 26, 1999 compared to thirty-nine weeks ended September 27, 1998
-----------------------------------------------------------------------
      Net sales for the thirty-nine weeks ended September 26, 1999 (first nine months of 1999) were $22,927,000 compared to net sales for the thirty-nine weeks ended September 27, 1998 (first nine months of 1998) of $18,792,000. The increase in sales was primarily attributable to increased sales to the government of SPORT units and increased sales of commercial airborne products.

      The gross margin percent for the first nine months of 1999 was 14.1% compared to 19.8% for the same period in 1998. The decrease in gross margin percent was primarily attributable to additional costs related to various government contracts closed out in 1999 and a less favorable product mix.

      Selling, general and administrative expenses for the first nine months of 1999 increased 3.4% from the first nine months of 1998, to $5,206,000. These expenses as a percent of sales were 22.7% in the first nine months of 1999 compared to 26.8% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales and decreased expenses related to employee severance and restructure costs as compared to the third quarter of 1998.

      Company sponsored engineering, research and development expenses for the first nine months of 1999 decreased 36.4% from the first nine months of 1998, to $1,003,000. These expenses as a percent of sales were 4.4% in the first nine months of 1999 compared to 8.4% for the similar period in 1998. The decrease as a percent of sales is primarily attributable to increased sales and timing of certain research and development project expenses that will be incurred in the fourth quarter of 1999.

      Interest expense, net of interest income, was $890,000 in the first nine months of 1999 compared to $581,000 for the similar period in 1998. The increase reflects increased debt compared to the prior year.

     Net loss for the first nine months of 1999 was $3,868,000 compared to net loss of $2,199,000 in the first nine months of 1998. The basic and diluted net loss per share was $0.66 for the first nine months of 1999 as compared to the basic and diluted net loss per share of $0.37 for the similar period in 1998 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the first nine months  of  1999  and  1998.  The decrease in  earnings  was  primarily attributable to additional losses on final closeout of various government contracts, a less favorable product mix and no income tax benefits taken in 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $14,160,000 at September 26, 1999 compared to $16,039,000 at December 31, 1998. Accounts receivable decreased approximately $1,659,000 as a result of improved collection activities and a reclassification of inter-company receivables to other current assets. Inventories decreased approximately $2,085,000 as a result of improved planning and procurement processes. Other current assets increased approximately $1,128,000 as a result of a reclassification of inter-company receivable. Accounts payable decreased approximately $1,762,000 reflecting normal payment terms and lower inventory levels. Accrued expenses increased approximately $1,253,000 as a result of increased reserve levels for anticipated government contract related costs.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August, 1999. The Company is currently in negotiations with several lenders and anticipates a letter of commitment for a replacement line of credit from one of these lenders shortly. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.


YEAR 2000 ISSUES
----------------
Year 2000 Compliance

     As has been widely publicized, many computer and digital storage systems express dates using only the last two digits of the year and will thus require remediation or replacement to accommodate the year 2000 and beyond in order to avoid malfunction and resulting widespread business disruption.

     The Company has underway a Year 2000 project that identifies the programs and infrastructure that could be affected by Year 2000 issues and has implemented a plan to resolve those problems identified, on a timely basis. The plan requires a considerable amount of internal resources devoted by the Company to resolve the pertinent issues. Additionally, the Company may have to recruit and retain external resources to assist with the actual implementation, testing and monitoring of the plan. As of September 26, 1999, the Company does not expect the ongoing resource cost of the Year 2000 project to have a material adverse effect on the Company's financial condition and results of operations for the fiscal years ending December 31, 1999 and beyond. The Company currently estimates the total cost of its Year 2000 project will not exceed $250,000 over the life of the project. Costs associated with employees working on the Year 2000 project will be expensed as incurred. Hardware and software purchases related to this project will be capitalized where appropriate. The Company does not anticipate additional significant costs as a result of the Year 2000 issue.

     The Year 2000 project includes all management information systems which support ongoing business functions, other systems with computer based controls such as telecommunications, building environmental and security management and all suppliers and customers with which the Company maintains a material business relationship.

      Management of the Company believes it has an effective program in place that will resolve the Year 2000 issues affecting it and that this program is progressing normally and will be completed on a timely basis. Despite management's beliefs and the Company's progress made on the Year 2000 issues as of September 26, 1999, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. In the event certain third parties are not able to resolve their own Year 2000 issues, there could be circumstances in which the Company would be unable to receive customer orders, manufacture, test and ship products, invoice customers or collect payments from those customers. As part of its Year 2000 project, the Company will solicit written assurances from its customers and suppliers that each will be prepared for the Year 2000 issue. The Company will perform periodic audits and tests of third party systems throughout the life of the project for Year 2000 compliance. However, there can be no certainty of total compliance from any or all of the third parties the Company deals with on a daily basis.

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

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
       ------------
            27.  Financial Data Schedule

       (b) Reports on Form 8-K
       -----------------------
             None

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

     The Company has a term credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $99,000.

                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                                   By: /s/ Thomas Dickinson
                                     ----------------------------------------
                                     Thomas Dickinson,
                                     President  and  Chief  Executive Officer
                                     (Principal Executive Officer)






Dated:  November 10, 1999