Form 10-K
period 1999-12-31
MILTOPE GROUP INC
filed 2000-03-30
CIK 752692

FORM 10-K
                            ---------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 Commission File Number 0-13433
                            ---------------

                          MILTOPE GROUP INC.
--------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                            11-2693062
--------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
              or organization)                     Identification No.)

500 Richardson Road South, Hope Hull, Alabama          36043
--------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, par value $.01 each
                  ----------------------------------
                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days . Yes   X        No
          -------        -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.  [     ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $3,173,731 as of February 18, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,871,523 as of February 18, 2000.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2000, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference for Part III, Items 10, 11, 12 and 13, to this annual report on Form 10-K.

ITEM 1.   BUSINESS
          --------
General
-------
     Miltope   Group  Inc.  (the  "Company"),  a  Delaware  corporation
incorporated  in  March  1984,  is  the  parent  company   of   Miltope
Corporation, an Alabama corporation ("Miltope"), and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation which, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications
applications   and  in  communications  services.   In  January   1985,
shareholders of the Company (including SGI) sold 700,000 shares of  the
Company's  Common  Stock in an initial public  offering.   In  November
1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, XSource Corporation (formerly Innova International Corporation), a Delaware corporation ("XSource"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of
55.6%  of  the outstanding shares of common stock of the Company,   and
Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. Prior to June of 1999, XSource Corporation was a subsidiary of Great Universal Incorporated, a Delaware corporation and a wholly-owned subsidiary of MIC-USA Inc., ("MIC-USA"), a Delaware corporation and a wholly-owned subsidiary of Millicom International Cellular S.A. ("MIC"). In connection with the June 1999 reorganization, the Company became a subsidiary of Great Universal Incorporated, which became a wholly-owned subsidiary of Great Universal LLC, a Delaware limited liability company ("GU-LLC"), whose sole member from the date of reorganization until December 31, 1999 was MIC-USA. On December 31, 1999 MIC-USA formed the
1999  Great  Universal  LLC  Trust  (the  "Trust")  and  assigned   all
ownership interest of GU-LLC to the Trust. GU-LLC provides, through its operating subsidiaries, integrated network products and services. GU-LLC is engaged in the teleservices, television and media and specialized electronics industries.

     Miltope Corporation designs, develops, and manufacturers computers and computer peripheral equipment for military, industrial and commercial applications where reliable operation of the equipment in challenging environments is imperative. The systems provided are qualified for use in airborne, shipboard, and ground based applications. Miltope's product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage systems. Miltope continues to increase its presence in the military arena including United States Air Force avionics and ground based systems as well as United States Army system diagnostics. Miltope's equipment that is designed and qualified for use as part of in-flight entertainment, cabin management, and communication systems is certified for use aboard virtually all commercial and business jet platforms.

     In September 1994, the Company relocated its headquarters from Melville, New York to Montgomery, Alabama.

     On January 12, 1995, the Company completed a $6,100,000 industrial revenue bond offering by the Alabama State Industrial Development Authority ("SIDA"), the proceeds of which were used to improve, equip and furnish the new Montgomery facility and to pay the $3,375,000 principal amount of bank indebtedness that was used in part in the acquisition of such facility.

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

Description of Business
-----------------------
Military/Rugged - General
-------------------------
     The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for military customers. Military/rugged product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage. In 1988, the Company introduced a complete line of rugged Hewlett Packard Company computers and related peripherals specifically designed for use in the United States Army's Tactical Command and Control System/Common Hardware Software Program ("ATCCS/CHS") under a contract awarded to the Company in August 1988, as well as to other customers for related applications. Miltope's focus on the military markets is on rugged and militarized versions of computing systems used in ensuring that tactical mission requirements are met. Expert engineering skills and techniques are utilized to augment the use of commercial off the shelf ("COTS") modules to meet extended temperature, shock, vibration, altitude, and humidity conditions that are encountered during military missions.

     During 1995, the Company introduced a new family of rugged computer products consisting of hand held Intel based computers and related peripherals. These new products are re-configurable and scaleable for specific applications and employ COTS technology. The hand held Intel based computers are being used for the United States Army's Soldiers' Portable On-system Repair Tools ("SPORT") under an ongoing contract awarded to the Company in June 1996, as well as by other customers for related applications. Under this contract, Miltope is providing a rugged handheld computing and diagnostic system used on every US Army weapon system such as the Abrams Main Battle Tank, the Bradley Fighting Vehicle, and the Apache Longbow attack helicopter.

      Several long-term contracts are in place with the United States Government supporting the Department of Defense ("DOD") digitization and communication plan. The United States Air Force procures a militarized portable computer and printer suite used for processing and recording data collected through the Military Satellite and
Communications ("MILSATCOM") equipment. Both the SPORT and MILSATCOM equipment have been continually improved to include leading edge technology through product enhancements and technical refreshment.

      Substantially all of the military/rugged segment sales consist of militarized and rugged products. Militarized equipment is designed and built, with respect to each component and the whole, to conform to stringent United States Department of Defense specifications developed for severe land, sea and airborne operating environments. These specifications define equipment operating parameters including atmosphere, temperature and humidity conditions, permitted levels of shock and vibration, susceptibility to electro-magnetic interference ("EMI"), EMI emission levels, and detection and hardening for nuclear survivability. Rugged equipment is designed and manufactured to less demanding specifications and may include commercially available devices which are suitably modified for these applications.

     Production of equipment conforming to these DOD specifications has required the development over the years by the Company of proprietary electronic and electro-mechanical designs and engineering techniques and specialized manufacturing and testing methods. By these means, the Company has developed a broad range of proprietary components that meet these specifications and are otherwise unavailable in the commercial market. To support its' engineering, manufacturing and testing activities, the Company has extensive manufacturing equipment, clean rooms and reliability and environmental testing facilities as well as a multi-function computer aided design ("CAD") system and an EMI test lab.

     Miltope's latest product design is a Militarized Mass Storage system providing 144 GigaBytes of memory in a tactical, airborne, compact, military enclosure. This system's interface is based on high throughput fibre channel technology typically found on the most complex computing systems. This equipment is utilized to record mission data on United States Air Force reconnaissance aircraft.

     Military/rugged  products are sold for use in  a  broad  range  of military programs for the United States Air Force, Army, Navy and Marine Corps, for NATO, for the Australian, British, Canadian, French, German, Israeli, Italian, Spanish and Norwegian armed forces and for the armed forces of other countries. Miltope's militarized and rugged computers and peripheral products are compatible with most standard military computers and are sold to the DOD and many prime DOD systems contractors and integrators, including Bath Iron Works, Boeing Aerospace, EDS, Raytheon E-Systems Inc., Northrop Grumman Corporation, GTE Corp., General Dynamics, Hughes Defense Communications, Lockheed Martin, Marconi Radar Control Systems Limited, McDonnell Douglas
Corp.,  Motorola  Inc., Teledyne Controls, CAE Inc.,  and  ITT  Defense
Systems.

     Miltope believes that it has captured a major portion of the market for militarized printers and disk memory products. In addition, Miltope is recognized as a leading supplier of rugged computers and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of high reliability peripheral components and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to avoid the risks normally encountered when procuring peripherals from multiple suppliers and to also achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. Also, as defense budgets have been reduced, an emphasis on commercially adaptable electronics and the requirement for smaller, less expensive and more portable systems has occurred. Miltope believes its new

product   family  of  rugged,  re-configurable  portable  and  handheld computing devices will serve this growing market niche well as evidenced by the DOD's award to Miltope of the SPORT Program in June 1996, the award of the Hanscom Air Force Base MILSATCOM program in November 1998 and the selection in November 1998 by IV Phoenix Group, Inc. to manufacture the Condor/Applique~ rugged computer for initial test trials.

     In June 1996, Miltope was awarded a five year DOD contract for Soldiers' Portable On-system Repair Tools (SPORT). SPORT will enhance the U.S. Army's capability to diagnose and repair weapon systems and electronically display technical manuals. Production deliveries under this contract began in September 1997. The contract has an estimated value of approximately $81,000,000 over a five year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 18, 2000, Miltope has been issued firm orders valued at approximately $41,000,000 under this contract. In addition, the Company has received orders for SPORT equipment from other defense contractors.

     In November 1998, the Company was selected to deliver its TIC-2000 computer and other peripherals to the Electronic Systems Center at Hanscom Air Force Base. The TIC-2000 is a newly developed rugged, portable Intel based workstation that will be integrated into the United States Air Force's Military Satellite Communication network. The estimated value of the contract is $3,000,000 over a two year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 18, 2000, Miltope has received firm orders of approximately $2,500,000.

     In November 1998, the Company was selected by IV Phoenix Group Inc. to manufacture the Condor APPLIQUE' rugged computer for TRW. This computer will be used in the United States Army's Force XXI Battle Command, Brigade and Below Program. This program will be the principal digital command and control system for the Army at the brigade level and below and will provide enhanced situational awareness across the battle space. The estimated value of the contract is $2,800,000 over a two year period. As of February 18, 2000, Miltope has received firm orders of approximately $2,800,000.

     In August 1999, the Company was selected by the United States Army's Test Measurement and Diagnostic Equipment Program Office to perform the integration of the Internal Combustion Engine ("ICE") hardware and software with SPORT. Miltope currently serves as the prime contractor for the SPORT computer. This integration program will give the United States Army the ability to perform automatic test, diagnostics and maintenanceon diesel engines on all wheeled and tracked vehicle platforms. This contract is a yearly award over an estimated period of three years. Were the Company to be selected for all three years of the contract, the estimated value of this contract would be $12,000,000 over that period. There can be no assurances this estimate of purchase requirements will be achieved nor that the Company will be selected for any follow on delivery orders. As of
February 18, 2000,  Miltope  has received  firm orders of approximately
$4,100,000.

     In October 1999, the Company was selected by the Federal Aviation Administration ("FAA"), as a supplier of in-flight workstations to be utilized in a variety of in-flight and ground based applications. The estimated value of this contract is $800,000 over a two year period. There can be no assurances that these levels of estimated purchase requirements will be achieved. As of February 18, 2000, Miltope has received firm orders of approximately $400,000.

     In December 1999, the Company was selected by Raytheon Optical Systems to supply several 144 Gigabyte Mass Storage Units with state of the art Fiber Channel interface. These systems will be used in reconnaissance systems aboard aircraft of the United States Air Force. The estimated value of the contract is in excess of $1,500,000 over a three year period. There can be no assurances that these levels of estimated purchase requirements will be achieved. As of February 18, 2000, the Company has received firm orders of approximately $600,000.

Commercial - General
--------------------
     The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, airline ticket and boarding pass printers, rugged public access
Internet terminals, mass storage devices, and derivatives of rugged hand held Intel based computers and portable RISC workstations originally developed for military applications. This segment's business represented approximately 46% of the Company's 1999 revenues, approximately 45% of the Company's 1998 revenues and approximately 48% of the Company's 1997 revenues.

     Growth in the commercial sector has continued at Miltope through partnerships with providers of avionics, in-flight entertainment, communication, and the customization of commercial and private aircraft. For over fifteen years, Miltope has been providing thermal printers for use in flight deck and cabin installations. Miltope holds a significant domestic market share for all airborne flight deck printing requirements. Continual internal research and development investment in the development of airborne products for the rapidly expanding in-flight entertainment market has proven successful for Miltope. Miltope equipment is currently being utilized as integral components in multiple in-flight systems. Miltope's capabilities include full system integration and application development that provides customers with a complete system solution. Systems are designed, qualified, and delivered utilizing operating systems such as Windows98, Windows NT, Linux, Solaris, and HP-UX. The Company also continues to develop and improve various products such as telephony and internet servers, Redundant Arrayed Independent Disks ("RAID") storage systems, controller terminals and workstations, and sealed disk drives for a variety of applications related to in-flight entertainment, communication, and avionics systems.

     Miltope's airborne printer products are sold to a broad base of airframe manufacturers and commercial airline companies worldwide for use in flight deck and cabin workstation information systems. During 1999, customers for the airborne printer line of products included Boeing, B/E Aerospace, British Airways, Continental Airlines, Delta Airlines, KLM, Lufthansa, Matsushita Avionics Systems, Teledyne
Controls, American Airlines, Itochu, Embraer, Transavia, Qantas Airways, Ltd.,United Airlines and AMR Eagle, Inc.. Miltope has received firm orders during 1999 of approximately $5,600,000 for airborne printer products.

     In December 1996, Miltope was awarded a contract for the manufacture of rugged hard drives for use in Sony Trans Com Inc.'s Audio Video on Demand In-Flight Entertainment System ("P@ssport TM") to be sold to airline customers around the world. The estimated contract value is $10,200,000 over a five year period. The contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 18, 2000, Miltope has received firm orders of approximately $2,300,000 from this customer for this product.

     In December 1997, Miltope entered into a strategic agreement with Honeywell, Inc. Business and Commuter Aviation Systems, to provide Portable Maintenance Access Terminals ("PMAT") for use in business jets and commuter aircraft around the world as an option on Honeywell's integrated avionics systems. As of February 18, 2000, Miltope has received firm orders of approximately $3,200,000 for this product from this customer.

Sales and Significant Customers
-------------------------------
     Sales in 1999 attributable to the military industry segment were approximately as follows: 65% from large DOD programs (each accounting for 5% or more of annual sales), 3% from smaller programs and sales of standard items in Miltope's catalogue, 24% from sales to foreign governments and defense contractors and 8% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

     In 1999, sales to the DOD accounted for 40% of net sales of the Company. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 1999 attributable to the commercial industry segment amounted to approximately 46% of the Company's total net sales.

     During 1998 and 1999, the Company recorded sales of $261,000 and $0, respectively, to 3C Communications International, S.A., an entity affiliated through certain common ownership. During 1998 and 1999, the Company recorded sales of $2,186,000 and $2,382,000, respectively to IV Phoenix Group, Incorporated and Get 2 Net that are affiliates of the Company through certain common ownership.

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

Backlog
-------
     Backlog for both the military and commercial industry segments at December 31, 1999 was $12,782,000, a 42% decrease from the $21,991,000 backlog at December 31, 1998. On January 19, 2000, Miltope received a delivery order under the SPORT contract for $13,500,000 that is not included in the backlog figures as of December 31, 1999. Had this order been timely received prior to December 31, 1999, the backlog at December 31, 1999, would have been a 19.5% increase over the backlog at December 31, 1998 that included the 1999 SPORT delivery order. As of February 18, 2000 total backlog was approximately $26,000,000. Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog will be recognized as revenue by December 31, 2000. The Company also believes that a substantial part of new delivery orders and contract fundings received in 2000 will be recognized as revenue in the same year due to shorter lead times.

     Backlog for the commercial industry segment was approximately 60% of the total backlog at December 31, 1999 and approximately 31% of the total backlog at December 31, 1998.

     Backlog does not include unfunded portions of multi-year contracts. Unfunded portions of multi-year contracts totaled approximately $40,000,000 and $87,000,000 at December 31, 1999 and December 31, 1998, respectively.

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

Engineering, Research and Development
-------------------------------------
     The Company believes that success within the industry depends in large part upon its ability to develop and apply new technology to modify, enhance and expand its existing line of proprietary products. The funding of these activities is primarily internal through Company sponsored research and development. Product development activities are generally the result of the need to respond to the anticipated requirements of future programs, the introduction of new technology that can be used to enhance product performance and direct requests by customers and the DOD. In certain cases the Company has licensed technology from commercial manufacturers for subsequent militarization and ruggedization.

     Engineering design techniques and expertise are leveraged across all product lines enabling rapid development and improved time to market. Management believes approximately 3% to 5% of net sales for engineering, research and development expenditures should adequately support the Company's business.

     Engineering, research and development expenditures in 1997, 1998 and 1999 were approximately $1,700,000, $1,900,000 and $1,250,000, respectively.

     Miltope's funded research and development efforts for its military/rugged segment include projects to enhance its mass storage devices, printers, computer workstations and portable/hand held computers. Miltope's funded research efforts for its commercial segment include projects to enhance its airline in-flight cabin management and entertainment products, airborne printers and mass storage devices.

Employees
---------
     At December 31, 1999, the Company employed 163 full-time personnel. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------
     The Company recorded foreign sales in its military/rugged industry segment of approximately $1,111,000, $221,000 and $258,000 in 1997,
1998 and 1999, respectively. The Company recorded foreign sales in its commercial industry segment of approximately $11,657,000, $847,000 and $3,000,000 in 1997, 1998 and 1999, respectively.

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

ITEM 2. PROPERTIES
        ----------
     The Company owns a 90,000 square foot building located on 25 acres in Hope Hull (Montgomery), Alabama ("Hope Hull").

     In addition, the Company owns a 60,000 square foot assembly and test facility in Troy, Alabama ("Troy") and a 25,000 square foot clean room, assembly and test facility in Springfield, Vermont.

     The Company leases a 9,175 square foot facility in Boulder, Colorado.

     The Company also leases various sales offices in the United
States.

     During 1999, the Company consolidated its Troy manufacturing facility with its Hope Hull facility as a planned measure to reduce cost redundancy and maximize production efficiency. The Company has determined that the net book value of the Troy facility exceeds the estimated fair market value of the facility as of December 31, 1999.This impairment, in the amount of approximately $281,000, has been recognized in the financial statements of the Company for the year ended December 31,1999.

     The Company owns substantially all of the machinery and equipment used in these facilities. The Company believes that these facilities are well maintained and are adequate to meet its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
      The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS
        ------------------------------------------------------------
Market Information
------------------
     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. On March 24, 1999, the Company began trading on the NASDAQ Small Cap Market. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since January 1, 1998 have been:

        Calendar Year 1998           High        Low
        ------------------         --------   ---------
        First Quarter              $ 3-7/16   $ 3

        Second Quarter               3-1/2      2-3/8

        Third Quarter                2-5/8      1-11/32

        Fourth Quarter               1-7/8      7/8

        Calendar Year 1999
        ------------------
        First Quarter              $ 2        $ 1-3/16

        Second Quarter               1-5/8      1-1/32

        Third Quarter                1-1/2      13/16

        Fourth Quarter               1-1/16     11/16

Holders of Common Stock
-----------------------
     As of February 18, 2000, there were approximately 869 shareholders of record and beneficial owners of the Company's Common Stock.

Dividend Policy
---------------
     No dividends were paid in 1998 or 1999. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 1999 which should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

           (All amounts in thousands, except per share data)

                                                  Year ended December 31,
                               --------------------------------------------------------------
                                     1995       1996        1997        1998        1999
Income statement data:             --------   --------    --------    --------    --------
----------------------
Net sales                          $ 65,708   $ 45,513    $ 40,372    $ 26,444    $ 30,223
Gross profit                         13,372     11,077       9,803       4,921       4,065
Income (loss) before income taxes      (984)     1,770       1,211      (4,297)     (5,601)
Net income (loss)                      (984)     2,170       3,271      (3,021)     (5,601)
Basic and diluted net income
   (loss) per share                    (.17)       .37         .56        (.51)       (.95)
Cash dividends per share                 -          -           -            -           -
Weighted average shares outstanding   5,853      5,867       5,870        5,872      5,872

Balance sheet data:
-------------------
Working capital                    $ 18,896   $ 17,999    $ 19,652    $ 18,039    $ 13,488
Total assets                         41,440     36,332      38,449      38,938      33,352
Long-term debt                       16,953     11,340      11,251      13,035      13,927
Stockholders' equity                 15,913     17,858      21,140      18,119      12,518


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

     This entire segment has been impacted in recent years by reduced government spending and defense appropriations. The militarized product area has been especially subject to defense budget cuts. The military continues to reduce funding for the development and limited production quantities of highly customized systems and products. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of the Company's rugged product line. Even in the rugged product area, however, defense cuts have taken a toll. Competition in this area has become keen in recent years, as many government contractors pursue fewer military programs.

     Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, in-flight cabin management and entertainment products, rugged public access Internet terminals, mass storage devices, and derivatives of rugged hand held Intel based computers originally developed for military applications.

Results of Operations
---------------------
     The Company reported a net loss of approximately $5,600,000 in 1999 compared to a net loss of approximately $3,000,000 in 1998 and net income of approximately $3,300,000 in 1997. The basic and diluted net loss per share was $.95 in 1999 compared to basic and diluted net loss per share of $.51 in 1998 and a basic and diluted net income per share of $.56 in 1997.

     Sales for 1999 totaled approximately $30,200,000, an increase of approximately $3,800,000, or 14.4%, from 1998. This change was attributable to an increase in sales of SPORT units and increases in airborne printers and contract sales. Sales in 1998 totaled approximately $26,400,000, a decrease of approximately $14,000,000, or 34.7% from 1997. This change was attributable to a reduction in military sales of approximately $6,200,000 and a decrease in commercial sales of approximately $7,700,000.

     Gross profit, as a percent of sales, was 13.4% in 1999, 18.6% in 1998 and 24.3% in 1997. The decrease in 1999 from 1998 was primarily attributable to increased competition in various airborne printer products and contractually defined decreases in the sales price of SPORT partially offset by improved margins in various commercial
airborne server applications.         .

     Selling, general and administrative expenses, as a percentage of sales, were 23.9% in 1999, 24.7% in 1998 and 15.2% in 1997. The decrease in 1999 as a percentage of sales was attributable to increased sales coupled with planned reductions in administrative and marketing costs partially offset by increased management services fees from a company affiliated by certain common ownership. The increases in 1997 and 1998 were principally due to expenses related to employee and severance costs and continued emphasis on increased marketing and business development efforts.

     Engineering, research and development expenses, as a percentage of sales, was 4.1% in 1999, 7.1% in 1998 and 4.2% in 1997. The decrease in 1999 as a percent of sales was primarily attributable to increased sales volume and an emphasis on shared development expenses between customers and the Company. The increase in 1998 as a percent of sales primarily was attributable to lower sales volume, increased expenses related to employee severance and restructure costs and increased amounts of research and development for in-flight entertainment and cabin workstation products.

Liquidity and Capital Resources
-------------------------------
     Working capital at December 31, 1999 totaled approximately $13,500,000, a decrease of approximately $4,550,000 from December 31, 1998. Accounts receivable decreased approximately $3,300,000 as a result of lower sales in the fourth quarter of 1999 versus the fourth quarter of 1998 and expedited government payments in the fourth quarter of 1999 due to Year 2000 issues. Inventories decreased approximately $3,900,000 primarily as a result of improvements in matching sales requirements to appropriate levels of inventory. Current deferred income taxes decreased approximately $300,000 as a result of recording a deferred tax valuation allowance. Accounts payable decreased approximately $1,900,000 reflecting decreases in inventories and improved payment cycles. Accrued expenses increased approximately $1,100,000 as a result of the recognition of an overpayment made by the federal government in 1999 relative to the SPORT program. Subsequent to December 31, 1999 a repayment period of three years for this overpayment was negotiated with the federal government.

     The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15,000,000. The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 with an outstanding balance of approximately $12,000,000 and was converted into a term loan payable in twelve equal quarterly installments commencing August 31, 1999. The Company is currently in negotiation with several lenders for a replacement line of credit while it continues to make principal and interest payments on this term loan.

     Cash provided by (used in) operating activities was approximately $2,100,000 in 1999, approximately $(3,600,000) in 1998 and approximately $1,300,000 in 1997. The increase in cash provided by operating activities in 1999 as compared to 1998 is primarily the result of improved working capital management most notably in the areas of accounts receivable and inventories. The decrease in cash used in operating activities in 1998 compared to 1997 is primarily the result of the net loss and increases in inventories and other assets and decreases in accounts payable and accrued expenses partially offset by a decrease in accounts receivable.

     In April 1994, the Company purchased a new headquarters facility and related capital equipment located in Montgomery, Alabama. The purchase was financed through a bank term loan and the proceeds of the offering of taxable revenue bonds (the "Bonds") by the Alabama State Industrial Development Authority which was completed January 12, 1995 (the "SIDA Offering"). Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities.

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $13,300,000 that expire as follows: $5,880,000 in 2009, $1,290,000 in 2010, $2,460,000 in 2018 and
$3,730,000 in 2019. At December 31, 1999, the Company has a valuation allowance of $2,162,000 against the net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the deferred tax asset changes.

     The   Company  believes  that  its  working  capital  and  capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and the proceeds from a new line of credit that is currently being negotiated.

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

     The Company has an ongoing Year 2000 project that identifies the programs and infrastructure that could be affected by any Year 2000 issues subsequent to December 31, 1999 and has implemented a plan to resolve those problems identified, on a timely basis. The plan has required a considerable amount of internal resources devoted by the Company to resolve the pertinent issues. As of December 31, 1999, the ongoing resource cost of the Year 2000 project has not had a material adverse effect on the Company's financial condition and results of operations for fiscal years beginning after December 31, 1999. The Company currently estimates the total cost of its Year 2000 project has not exceeded $250,000 over the life of the project. Costs associated with employees working on the Year 2000 project have been expensed as incurred. Hardware and software purchases related to this project have been capitalized where appropriate. The Company does not anticipate additional significant costs as a result of the Year 2000 issue.

     The Year 2000 project includes all management information systems which support ongoing business functions, other systems with computer based controls such as telecommunications, building environmental and security management and all suppliers and customers with which the Company maintains a material business relationship.

     Management of the Company believes it has an effective program in place that has resolved the Year 2000 issues affecting it and that this program has progressed normally and has been completed on a timely basis. Despite management's beliefs and the Company's progress made on the Year 2000 issues as of December 31, 1999, it is not possible to anticipate all possible future outcomes, especially when third parties are involved. In the event certain third parties are not able to resolve their own Year 2000 issues, there could be circumstances in which the Company would be unable to receive customer orders, manufacture, test and ship products, invoice customers or collect payments from those customers. As part of its Year 2000 project, the
Company has solicited written assurances from its customers and suppliers that each will be prepared for the Year 2000 issue. The Company will perform periodic audits and tests of third party systems throughout the life of the project for Year 2000 compliance. However, there can be no certainty of total compliance from any or all of the third parties the Company deals with on a daily basis.

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

          The  costs  of  the  Company's  Year  2000  project  and  the timeliness of the completion of the project are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and other uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty of third party compliance programs, there can be no assurances given that these estimates will be achieved, and actual results could differ materially from those anticipated. As of February 18, 2000, the Company has experienced no significant detrimental effects or system disruptions from the Year 2000 issue but will continue to implement those procedures as it deems necessary to ensure continued integrity of its programs and infrastructure relative to the Year 2000 issue.

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

     The Company has a term loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $95,000.


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

                               PART III
                               --------


Item 10.    Directors and Executive Officers of the Registrant.
            ---------------------------------------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2000 annual meeting under the captions "Proposal No.1 - Election of Directors", "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

Item 11.   Executive Compensation.
           -----------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2000 annual meeting under the captions "Compensation of Executive Officers and Directors" and "Compensation of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.
           ----------------------------------------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2000 annual meeting under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership of Common Stock by Directors, Nominees and Officers" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

Item 13.   Certain Relationships and Related Transactions.
           -----------------------------------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2000 annual meeting under the captions "Certain Relationships and Related Transactions" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------
(a) The following documents are filed as part of this Report            Page
                                                                       ------
        1.   Consolidated Financial Statements:

             Table of Contents to Consolidated Financial Statements     F-1

             Independent Auditors' Report                               F-2

             Consolidated Balance Sheets as of December 31,
             1998 and 1999                                              F-3

             Consolidated Statements of Operations for the Years
             Ended December 31, 1997, 1998 and 1999                     F-4

             Consolidated Statements of Stockholders' Equity for
             the Years Ended December 31, 1997, 1998 and 1999           F-5

             Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1997, 1998 and 1999                     F-6

             Notes to Consolidated Financial Statements                 F-7

             Independent Auditors' Consent                              F-20

        2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3.   Exhibits                                                   23


(b) There have been no reports on Form 8-K filed during the last quarter of the period ended December 31, 1999


                       Intentionally Left  Blank


Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ---------------------------------------------------        ------
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

10(a)(A) 1985 Key Employee Stock Option Plan adopted by the Board of Directors of the Registrant on July 1, 1985 [Incorporated by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-1
           filed with the Commission on October 22, 1985
           (Registration No.33-1042)].

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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
--------   ----------------------                                     ------
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
           (File No. 33-65233)].


Exhibit                                                               Page
Number     Description of Exhibit                                     Number
--------   ----------------------                                     ------
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

10(k)(A)(2)Amendment to Loan Agreement, dated as of October
           3, 1994, among First Alabama Bank, Miltope
           Corporation and Miltope Business Products, Inc.
           [Incorporated by reference to Exhibit 10(o)(A)(2) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].


Exhibit                                                                Page
Number      Description of Exhibit                                     Number
--------    ----------------------                                     ------
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

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
--------   ----------------------                                     ------
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
           March 31, 1995 (File No. 0-13433)].

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
--------   ----------------------                                     ------
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

10(q)(E) Stock Option Agreement, dated as of September 11, 1997, between the Registrant and William L. Dickinson.
           [Incorporated by reference to Exhibit 10(q)(E) to the Registrants Form 10-K filed with the Commission on March 23, 1998 (File No. 0-13411)].

10(q)(F) Stock Option Agreement, dated September 17, 1998, between the Registrant and William L.Dickinson.
           [Incorporated by reference to Exhibit 10(q)(F) to the Registrants Form 10-K filed with the Commission on March 31, 1999 (File No. 0-13411)].

10(u) Stock Option Agreement, dated September 17, 1998, between the Registrant and Jerry Tuttle.
           [Incorporated by reference to Exhibit 10(u) to the Registrant's Form 10-K filed with the Commission on March 31, 1999 (File No. 0-13433)].

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
--------   ----------------------                                     ------
*10(v)     Stock Option Agreement dated January 15, 1999
           between the Registrant and Thomas R. Dickinson.

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

*10(x)     Stock Option Agreement dated June 25, 1999,
           between the Registrant and Tom B. Dake.
--------------
* Filed herewith

Exhibit                                                               Page
Number     Description of Exhibit                                     Number
-------    ----------------------                                     ------
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

*21        Subsidiaries of the Registrant.

*23 Independent Auditors' Consent, dated March 29, 2000, to the incorporation by reference in Registration
           Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8 and
           No. 33-33752 on Form S-3 of their report dated
           February 18, 2000 (March 28,2000 as to the waiver
           Letter described in Note 5) appearing in this Annual
           Report on Form 10-K for the year ended
           December 31, 1999.

*27        Financial Data Schedule

-----------
* Filed herewith


                  THIS PAGE INTENTIONALLY LEFT BLANK

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                  -----------------------------------

        TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------------------



                                                          Page
                                                         ------
Independent Auditors' Report                              F-2

Consolidated Balance Sheets as of December 31, 1998
  and 1999                                                F-3

Consolidated Statements of Operations for the
  Years Ended December 31, 1997, 1998 and 1999            F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1998 and 1999            F-5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1997, 1998 and 1999            F-6

Notes to Consolidated Financial Statements                F-7



All supplemental schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
----------------------------
To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Miltope Group Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
February 18, 2000 (March 28, 2000 as to the waiver
 letter described in Note 5)

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
-----------------------------------------------------------------------------
ASSETS                                                   1998          1999
------                                                -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                            $    57,000   $ 1,874,000
 Accounts receivable                                    6,792,000     3,540,000
 Inventories                                           17,867,000    13,949,000
 Deferred income taxes                                    829,000       535,000
 Other current assets                                     278,000       497,000
                                                      -----------   -----------
       Total current assets                            25,823,000    20,395,000
                                                      ===========   ===========
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                                7,689,000     8,016,000
 Furniture and fixtures                                 1,594,000     1,575,000
 Land, buildings and improvements                       8,101,000     8,138,000
                                                      -----------   -----------
       Total property and equipment                    17,384,000    17,729,000
 Less accumulated depreciation and amortization         8,549,000     9,731,000
                                                      -----------   -----------
       Property and equipment - net                     8,835,000     7,998,000
                                                      -----------   -----------
DEFERRED INCOME TAXES                                   3,335,000     3,629,000
OTHER ASSETS                                              945,000     1,330,000
                                                      -----------   -----------
TOTAL                                                 $38,938,000   $33,352,000
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                     $ 4,462,000   $ 2,595,000
 Accrued expenses                                       1,012,000     2,092,000
 Current maturities of long-term debt                   2,310,000     2,220,000
                                                      -----------   -----------
       Total current liabilities                        7,784,000     6,907,000

LONG-TERM DEBT                                         13,035,000    13,522,000

OTHER LIABILITIES                                               -       405,000
                                                      -----------   -----------
       Total liabilities                               20,819,000    20,834,000
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value; 20,000,000 shares
  authorized; 6,811,112 shares outstanding
  at December 31, 1998 and 1999                            68,000        68,000
 Capital-in-excess of par value                        20,264,000    20,264,000
 Retained earnings                                     12,033,000     6,432,000
                                                      -----------   -----------
                                                       32,365,000    26,764,000
 Less treasury stock, at cost                          14,246,000    14,246,000
                                                      -----------   -----------
       Total stockholders' equity                      18,119,000    12,518,000
                                                      -----------   -----------
TOTAL                                                 $38,938,000   $33,352,000
                                                      ===========   ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
-------------------------------------------------------------------------------

                                            1997              1998            1999
                                        -----------        -----------     -----------
NET SALES                               $40,372,000        $26,444,000     $30,233,000
                                        -----------        -----------     -----------
COSTS AND EXPENSES:
 Cost of sales                           30,569,000         21,523,000      26,168,000
 Selling, general and administrative      6,137,000          6,532,000       7,237,000
 Engineering, research and development    1,705,000          1,884,000       1,245,000
                                        -----------        -----------     -----------
       Total                             38,411,000         29,939,000      34,650,000
                                        -----------        -----------     -----------
INCOME (LOSS) FROM OPERATIONS             1,961,000         (3,495,000)     (4,417,000)

INTEREST EXPENSE - net                      750,000            802,000       1,184,000
                                        -----------        -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES         1,211,000         (4,297,000)     (5,601,000)

INCOME TAX BENEFIT                       (2,060,000)        (1,276,000)              -
                                        -----------       ------------     -----------
NET INCOME (LOSS)                       $ 3,271,000       $ (3,021,000)    $(5,601,000)
                                        ===========       ============     ===========
BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE               $       .56       $       (.51)    $      (.95)
                                        ===========       ============     ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                             5,870,083          5,871,523       5,871,523
                                        ===========       ============     ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
---------------------------------------------------------------------------------------------------------


                                 Common Stock         Capital-in-
                                            Par        Excess of      Retained       Treasury Stock
                                Shares     Value       Par Value      Earnings     Shares        Cost
                              ---------   --------   ------------   ------------   -------   ------------
Balance, January 1, 1997      6,806,737   $ 68,000   $ 20,253,000   $ 11,783,000   939,589   $ 14,246,000

Exercise of stock options         4,375          -         11,000              -         -              -

Net income                            -          -              -      3,271,000         -              -
                              ---------   --------   ------------   ------------   -------   ------------
Balance, December 31, 1997    6,811,112     68,000     20,264,000     15,054,000   939,589     14,246,000

Net loss                              -          -              -     (3,021,000)        -              -
                              ---------   --------   ------------   ------------   -------   ------------
Balance, December 31, 1998    6,811,112     68,000     20,264,000     12,033,000   939,589     14,246,000

Net loss                              -          -              -     (5,601,000)        -              -
                              ---------   --------   ------------   ------------   -------   ------------
Balance, December 31, 1999    6,811,112   $ 68,000   $ 20,264,000   $  6,432,000   939,589   $ 14,246,000
                              =========   ========   ============   ============   =======   ============


See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
------------------------------------------------------------------------------------------------------------
                                                                1997            1998            1999
OPERATING ACTIVITIES:                                       -----------     -----------      -----------
 Net income (loss)                                          $ 3,271,000     $(3,021,000)     $(5,601,000)
 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               1,670,000       1,506,000        1,230,000
  Provision for slow-moving and obsolete inventories            485,000       1,050,000        1,070,000
  Provision for doubtful accounts receivable                     95,000           5,000           12,000
  Provision for asset impairment                                432,000               -          281,000
  Gain on sale of investment available for sale                (566,000)              -                -
  Gain on sale of fixed assets                                        -          (4,000)               -
  Deferred income taxes                                      (2,120,000)     (1,579,000)               -
  Change in assets and liabilities provided (used) cash:
   Accounts receivable                                          819,000       3,180,000        3,240,000
   Inventories                                               (1,497,000)     (4,214,000)       2,848,000
   Other current assets                                         (45,000)        (36,000)        (219,000)
   Other assets                                                (146,000)       (127,000)        (403,000)
   Accounts payable and accrued expenses                     (1,106,000)       (314,000)        (786,000)
   Other liabilities                                                  -               -          405,000
                                                            -----------     -----------      -----------
     Net cash provided by (used in) operating activities      1,292,000      (3,554,000)       2,077,000
                                                            -----------     -----------      -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment                         (1,725,000)       (704,000)        (657,000)
 Proceeds from sale of property and equipment                         -          48,000                -
 Proceeds from sale of investment available for sale            798,000               -                -
                                                            -----------     -----------      -----------
     Net cash used in investing activities                     (927,000)       (656,000)        (657,000)
                                                            -----------     -----------      -----------
FINANCING ACTIVITIES:
 Proceeds from revolving credit loan - net                      179,000       4,090,000          704,000
 Payments of other long-term debt                              (240,000)       (266,000)        (307,000)
 Exercise of stock options                                       11,000               -                -
                                                            -----------     -----------      -----------
     Net cash provided by (used in) financing activities        (50,000)      3,824,000          397,000
                                                            -----------     -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            315,000        (386,000)       1,817,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    128,000         443,000           57,000
                                                            -----------     -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $   443,000     $    57,000      $ 1,874,000
                                                            ===========     ===========      ===========
SUPPLEMENTAL DISCLOSURE:
 Cash payments made for:
  Income taxes                                              $    76,000     $    67,000      $         -
                                                            ===========     ===========      ===========
  Interest                                                  $   821,000     $   789,000      $ 1,161,000
                                                            ===========     ===========      ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
-----------------------------------------------------------------------
1.      SUMMARY OF SIGNIFICANT ACCOUNTING
        AND FINANCIAL REPORTING POLICIES
        ---------------------------------
   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc. and its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), Miltope Business Products, Inc. ("MBP") and Miltope's wholly-owned subsidiary, International Miltope, Ltd., a Foreign Sales Corporation ("FSC"). These companies are collectively referred to as the "Company". All material intercompany transactions have been eliminated. The Company is a majority-owned subsidiary of Great Universal Incorporated.

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

   Cash  Equivalents   -  The   Company   considers   all  highly-liquid
   investments with original maturitie s of three months or less to be cash equivalents.

   Investment Available for Sale - Gains and losses on the disposition of investments available for sale are computed under the specific identification method.

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

   Revenue Recognition - Multi-year contracts are accounted for under the percentage-of-completion method of accounting. The amount of revenue recognized is the portion of total contract price that the cost expended to date bears to the anticipated total cost, based on current estimates of costs at completion. The contract price includes all amounts currently under contract, including approved contract changes and claims that can be reasonably estimated and realization is probable. Estimated losses on contracts are recorded in the period they are identified. Revisions in profit estimates are reflected in the period in which the facts that require revision are known. Sales and cost of sales for all other products are recognized as deliveries are made.

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

   Net Income (Loss) Per Share - Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net income (loss) per share. Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. Anti-dilutive options were 285,717, 297,245 and 312,858 for 1997, 1998 and 1999, respectively.

   Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. It requires that an entity recognize all derivative financial instruments (including derivatives embedded in other transactions) as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 , as amended, is required to be adopted for years beginning after June 15, 2000.
   The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

   Reclassifications   -  Certain  prior  years   amounts   have   been
   reclassified to conform with the 1999 presentation.

2. ACCOUNTS RECEIVABLE
   -------------------
        Accounts receivable consist of the following:

                                                       1998            1999
                                                    -----------     -----------
        Amounts receivable from the
         United States Government                   $ 2,849,000     $   641,000
        Amounts receivable from other customers       3,974,000       2,944,000
        Allowance for doubtful accounts                 (31,000)        (45,000)
                                                    -----------     -----------
             Total                                  $ 6,792,000     $ 3,540,000
                                                    ===========     ===========

3. INVENTORIES
   -----------
      Inventories consist of the following:

                                                       1998            1999
                                                    -----------     -----------
        Purchased parts and subassemblies           $12,874,000     $ 9,659,000
        Work-in-process                               4,993,000       4,290,000
                                                    -----------     -----------
             Total                                  $17,867,000     $13,949,000
                                                    ===========     ===========

         Inventories, other than inventoried costs related to long-term contracts, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs related to long-term contracts (included in purchased parts and subassemblies and work-in-progress) are stated at actual costs, including engineering and manufacturing overheads, contract specific tooling, and other related non-recurring costs incurred to date, reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs related to long-term contracts are reduced by charging any amounts in excess of estimated realizable value to cost of sales. Inventories include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Inventories include an allowance for slow-moving and obsolete items of $1,242,000, $1,383,000 and $665,000 at December 31, 1997, 1998
   and 1999, respectively.

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

5.      LONG-TERM DEBT
        --------------

   Long-term debt consists of the following:
                                                   1998             1999
                                              ------------     ------------
      Term loan                               $ 10,271,000     $ 10,975,000
      Industrial Development Authority
        Revenue Bonds                            5,074,000        4,767,000
                                              ------------     ------------
        Total                                   15,345,000       15,742,000
        Less current maturities                  2,310,000        2,220,000
                                              ------------     ------------
        Total                                 $ 13,035,000     $ 13,522,000
                                              ============     ============

   The  Company's  $15,000,000  revolving  credit  agreement  with  its
   primary lender matured on    May  31,  1999 and was converted into a
   term loan payable in twelve equal  quarterly installments commencing
   August  31,  1999.   The Company  is  currently  in negotiation with
   several lenders for a replacement line of credit. The balance remaining on the revolving agreement at May 31,1999 that was
   subsequently   converted   into  a   term  loan   was  approximately
   $12,000,000. The $12,000,000 term loan, at the Company's option, bears interest at the bank's reference rate (7.75% and 8.75% at December 31, 1998 and 1999, respectively), or at a rate equaling the London Inter Bank Offered Rate (5.31% and 6.42% at December 31, 1998 and 1999, respectively) plus 2.0%. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $345,000 and $670,000 from December 2000 through December 2009. Repayment of the Bonds is secured by an irrevocable letter of credit in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery and Troy, Alabama facilities and a security interest in the equipment located at such facilities. Letter of credit commitment fees paid during 1998 and 1999 were $64,000 and $60,000, respectively. Property and equipment with a carrying value of $7,281,000 and $6,584,000 at December 31, 1998 and 1999,
   respectively, are pledged as collateral. The agreement with the Industrial Development Authority bears interest at a variable market rate that ranged from 4.97% to 6.57% during 1999, and was 5.62% and 6.25% at December 31, 1998 and 1999, respectively.

   The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees, (iii) investment in, and advances to, other entities, and (iv) payment of dividends. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income. At December 31, 1999, the Company was in default of certain financial ratio requirements related to minimum net worth and cash flows measured annually and to total liabilities and tangible net worth measured quarterly. In addition, the Company is in arrears on its November 1999 principal payment of $975,000. The Company obtained a letter dated March 28, 2000, from the primary lender waiving all violations as of December 31, 1999; revising the ratio requirement for total liabilities to tangible net worth for the measurement dates in 2000; and revising the principal payment requirements for 2000 to a total of $1,875,000.

   The aggregate maturities of current and long-term debt subsequent to December 31, 1999, reflecting the revision by the primary lender are presented below.

                     Year Ending December 31,
                     ------------------------
                              2000                $ 2,220,000
                              2001                  3,880,000
                              2002                  4,420,000
                              2003                  2,055,000
                              2004                    490,000
                           Thereafter               2,677,000
                                                  -----------
                              Total               $15,742,000
                                                  ===========

   The fair value of long-term debt approximated the carrying value as of December 31, 1998 and 1999, as all instruments are at variable interest rates.

6.   INCOME TAXES
     ------------
   The provision (benefit) for income taxes consists of the following:

                       1997           1998             1999
                   ------------    -----------      -----------
     Current:
        Federal    $     9,000     $   303,000                -
        State           51,000              -                 -
     Deferred       (2,120,000)     (1,579,000)               -
                   -----------     -----------      -----------
     Total         $(2,060,000)    $(1,276,000)     $         -
                   ===========     ===========      ===========

     The deferred tax assets and liabilities at December 31, 1998 and 1999 are comprised of the following:

                                                  1998
                                 -----------------------------------------
                                                 Deferred
                                   Deferred        Tax
                                  Tax Assets    Liabilities        Total
                                 -----------    -----------     ----------
   Current:
     Inventories                 $   722,000     $        -     $  722,000
     Non-deductible accruals         107,000              -        107,000
                                 -----------     ----------     ----------
     Total current                   829,000              -        829,000
                                 -----------     ----------     ----------
   Long-term:
     Intangible assets                 3,000              -          3,000
     Net operating loss
       carryforward                3,422,000              -      3,422,000
     Alternative minimum tax
       credit carryforward           240,000              -        240,000
     Accelerated depreciation              -       (330,000)      (330,000)
                                 -----------     ----------     ----------
     Total long-term               3,665,000       (330,000)     3,335,000
                                 -----------     ----------     ----------
     Net                         $ 4,494,000     $ (330,000)    $4,164,000
                                 ===========     ==========     ==========

                                                  1999
                                 -----------------------------------------
                                                 Deferred
                                   Deferred        Tax
                                  Tax Assets    Liabilities        Total
                                 -----------    -----------     ----------
   Current :
     Inventories                 $   729,000     $        -     $  729,000
         Non-deductible accrual      109,000              -        109,000
         Prepaid expenses                  -        (19,000)       (19,000)
                                 -----------     ----------     ----------
        Total current                838,000        (19,000)       819,000
      Valuation allowance           (284,000)             -       (284,000)
                                 -----------     ----------     ----------
     Net current                     554,000        (19,000)       535,000
                                 -----------     ----------     ----------
     Long-term:
     Intangible assets                 2,000                         2,000
     Net operating loss
       carryforward                4,754,000                     4,754,000
     Government obligations          611,000                       611,000
     Alternative minimum tax
       credit carryforward           240,000                       240,000
        Accelerated depreciation           -       (100,000)      (100,000)
                                 -----------     ----------     ----------
        Total long-term            5,607,000       (100,000)     5,507,000
     Valuation allowance          (1,878,000)                   (1,878,000)
                                 -----------     ----------     ----------
     Net long-term                 3,729,000       (100,000)     3,629,000
                                 -----------     ----------     ----------
     Net                         $ 4,283,000    $  (119,000)   $ 4,164,000
                                 ===========    ===========    ===========

   At December 31, 1999, the Company established a valuation allowance of $2,162,000 against the net deferred tax assets. Although realization is not assured , management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the deferred tax asset changes.

   The Company has net operating loss carryforwards for federal income tax purposes at
   December 31, 1999 of approximately $13,360,000 that expire as follows: $5,880,000 in 2009, $1,290,000 in 2010, $2,460,000 in 2018
   and $3,730,000 in 2019. The Company also has approximately $240,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.

   The Company's benefit for income taxes differs from the amount computed using the federal statutory tax rate as a result of the following items:

                                           1997             1998              1999
                                       ------------     ------------      ------------
   Amount at federal statutory rate    $    412,000     $ (1,461,000)     $ (1,904,000)
   Increases (reductions) due to:
     State taxes - net of federal
       income tax benefit                    38,000         (119,000)         (261,000)
     Change in valuation allowance       (2,524,000)               -         2,162,000
     Adjustment to estimated income
       tax accruals                               -          207,000                 -
     Other                                   14,000           97,000             3,000
                                       ------------     ------------      ------------
   Total                               $ (2,060,000)    $ (1,276,000)     $          -
                                       ============     ============      ============


7. EMPLOYEE BENEFIT PLANS
   ----------------------
   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees. Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total pay. The Company's provision pursuant to the Plan amounted to $91,000 in 1997. The Company made no contributions for 1998 or 1999.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. The Company's bonus provision for 1997 was $132,000. No bonus provision was made for 1998 or 1999.

8. STOCK OPTIONS
   -------------
   The Company has an Incentive Stock Option Plan ("ISO"), a Management Stock Option Plan ("MSO") and a Key Employee Stock Option Plan ("KSO"). The ISO, MSO and KSO Plans were cancelled in 1994 and 1995. In addition, on April 11, 1995, the Company adopted the 1995 Stock Option and Performance Award Plan ("SOPA") which was approved by the Company's stockholders on June 5, 1995. Under the ISO, MSO, KSO and SOPA plans, 376,780, 187,700, 150,000 and 500,000 shares of common stock, respectively, were reserved for issuance under options to be granted for periods not to exceed ten years at an exercise price not less than the fair market value of the shares at the date of grant, then are exercisable at a cumulative rate of 25% in each of the first four years subsequent to the applicable grant.

   Under separate plans, certain of the Company's outside directors have been granted options to purchase shares of common stock at exercise prices of 85% of the fair market value of such shares at date of grant. Such options are exercisable at any time during the term of ten years as long as the recipient is a director or within one year after termination of service.

   A summary of the Company's stock options as of December 31, 1997, 1998 and 1999 and changes during the year ended on those dates is presented below:

                                    1997                               1998                                1999
                        --------------------------------    --------------------------------    ---------------------------------
                                               Weighted                           Weighted                              Weighted
                                    Weighted    Average                Weighted    Average                 Weighted      Average
                         Options     Average   Fair Value    Options    Average    Fair Value    Options    Average     Fair Value
                          for       Exercise   at Grant       for      Exercise    at Grant       for      Exercise     at Grant
                         Shares       Price       Date       Shares      Price      Date         Shares      Price         Date
                        -------    ---------  ----------    -------    --------   ----------    -------    --------    ----------

 Outstanding at
  beginning of year     283,479      $3.57                  285,717     $3.56                   297,245      $3.14

 Granted
    Price = fair value   18,600      $3.71      $2.60        83,000     $2.93       $1.99       161,500      $1.41        $0.99

    Price < fair value    9,118      $3.29      $2.82        23,528     $1.28       $1.05


  Exercised              (4,375)     $2.48

  Canceled              (21,105)     $3.94                 (95,000)     $3.73                 (145, 887)     $3.24
                        -------                            -------                            ---------

  Outstanding at end
  of year               285,717      $3.56                 297,245      $3.14                   312,858      $2.20
                        =======                            =======                              =======

  Options exercisable
  at December 31:
  Director options       74,117      $3.44                  97,645      $2.92                    46,758      $2.25

  Employee options      105,500      $3.93                  77,150      $3.61                    64,050      $3.61
                        -------                            -------                              -------
  Total                 179,617      $3.73                 174,795      $3.22                   110,808      $3.04
                        =======                            =======                              =======


  The following table summarizes information about stock options outstanding at December 31, 1999:

                                             Options Outstanding                            Options Exercisable
                              ---------------------------------------------------     ------------------------------
                                                  Weighted
                                                  Average            Weighted                           Weighted
                                Number           Remaining            Average           Number           Average
                              Outstanding     Contractual Life     Exercise Price     Outstanding     Exercies Price
                              ---------------------------------------------------     ------------------------------
  Range of Exercise Prices
  $1.25    $4.46                295,858             8.36              $ 2.01             93,808           $ 2.59
  $5.50    $5.50                 17,000             3.72              $ 5.50             17,000           $ 5.50
                                -------                                                 -------
                                312,858             8.11              $  2.20           110,808           $ 3.04
                                =======                                                 =======

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



                                                     1997                 1998             1999
                                                  -----------         ------------     ------------
   Net income (loss):
    As reported                                   $ 3,271,000         $ (3,021,000)    $ (5,601,000)
    Pro forma                                     $ 3,173,000         $ (3,102,000)    $ (5,666,000)


  Basic and diluted net income (loss) per share:
   As reported                                    $       0.56        $      (0.51)    $       (.95)
   Pro forma                                      $       0.54        $      (0.53)    $       (.97)


  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  For purposes of SFAS 123, the weighted average fair value of the options granted during 1997, 1998 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  1997         1998        1999
                                --------     --------    --------
   Expected life (years)          10.0         10.0        10.0
   Risk-free interest rate        5.74%        5.87%       5.62%
   Dividend rate                     0%           0%          0%
   Expected volatility           52.30%       49.96%      57.18%


9. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Leasing Arrangements - The Company is obligated under several non-cancelable operating leases covering land, office facilities and equipment. The corporate headquarters resides upon land under a lease which provides for minimum rentals through 2086. Minimum rentals are subject to increases based on the annual consumer price index. Future minimum lease payments under all operating leases with an initial or remaining non-cancelable lease term of more than one year at December 31, 1999 are as follows:

               Year Ending December 31,
               ------------------------
                       2000             $   297,000
                       2001                 219,000
                       2002                 200,000
                       2003                 163,000
                       2004                  57,000
                    Thereafter            2,673,000
                                        -----------
                      Total             $ 3,609,000
                                        ===========

   Aggregate   rental  expense  under  operating  leases  amounted   to
   $237,000,   $282,000   and  $353,000  in  1997,   1998   and   1999,
   respectively.

   The Company leases office space at its Hope Hull facility to tenants on a year-to-year basis, as well as under a multi-year lease with entities affiliated through certain common ownership, where future minimum lease receipts at December 31, 1999 are as follows:

               Year Ending December 31,
               ------------------------
                       2000             $ 160,000
                       2001               100,000
                       2002               100,000
                                        ---------
                      Total             $ 360,000
                                        =========

   Aggregate rental income under operating leases amounted to $219,000 $162,000 and $143,000 in 1997, 1998 and 1999, respectively. Rental income from related parties was $118,000 in 1997, $149,000 in 1998 and $143,000 in 1999.

   Litigation - The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the financial statements.

   Claims - From time to time the Company has certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at December 31, 1999, the Company believes that additional costs evolving from these negotiations will not be material.

10.  SEGMENT INFORMATION
     -------------------
   The Company's reportable segments are presented in accordance with SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 established standards for reporting information about segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

                                                                                             General
    1997                                Military/Rugged     Commercial     Eliminations     Corporate     Consolidated
    -----                               ---------------    ------------    ------------    ------------   ------------
    Net sales from external customers    $ 20,853,000      $ 19,519,000    $          -                   $ 40,372,000
                                         ============      ============    ============                   ============
    Segment operating profit             $    412,000      $  1,549,000    $          -                   $  1,961,000
                                         ============      ============    ============                   ============
    Identifiable assets                  $ 22,037,000      $ 12,301,000    $          -    $ 4,111,000    $ 38,449,000
                                         ============      ============    ============    ===========    ============
    Capital expenditures                 $  8  91,000      $    834,000                                   $  1,725,000
                                         ============      ============                                   ============
    Depreciation and amortization        $  1,052,000      $    618,000                                   $  1,670,000
                                         ============      ============                                   ============
                                                                                             General
   1998                                 Military/Rugged     Commercial     Eliminations     Corporate     Consolidated
   ------                               ---------------    ------------    ------------    ------------   ------------
   Net sales from external customers     $ 14,768,000      $ 11,676,000    $          -                   $ 26,444,000
                                         ============      ============    ============                   ============
   Segment operating loss                $ (3,280,000)     $   (215,000)   $          -                   $ (3,495,000)
                                         ============      ============    ============                   ============
   Identifiable assets                   $ 25,184,000      $  8,311,000    $          -    $ 5,443,000    $ 38,938,000
                                         ============      ============    ============    ===========    ============
   Capital expenditures                  $    389,000      $    315,000                                   $    704,000
                                         ============      ============                                   ============
   Depreciation and amortization         $    958,000      $    548,000                                   $  1,506,000
                                         ============      ============                                   ============

                                                                                             General
   1999                                 Military/Rugged     Commercial     Eliminations     Corporate     Consolidated
   ------                               ---------------    ------------    ------------    ------------   ------------
   Net sales from external customers     $ 16,185,000      $ 14,048,000    $          -                   $ 30,233,000
                                         ============      ============    ============                   ============
   Segment operating loss                $ (2,631,000)     $ (1,786,000)   $          -                   $ (4,417,000)
                                         ============      ============    ============                   ============
   Identifiable assets                   $ 19,147,000      $  6,559,000    $          -    $ 7,646,000    $ 33,352,000
                                         ============      ============    ============    ===========    ============
   Capital expenditures                  $    341,000      $    316,000                                   $    657,000
                                         ============      ============                                   ============
   Depreciation and amortization         $    790,000      $    440,000                                   $  1,230,000
                                         ============      ============                                   ============

   In 1997, 1998 and 1999, foreign sales accounted for 5%, 2% and 2% respectively, of the military/rugged segment net sales and 60%, 7% and 21%, respectively, of the commercial segment net sales.

   During 1997, 1998 and 1999, the United States Government accounted for 39%, 51% and 51% of consolidated net sales of the Company, respectively.


11. UNAUDITED QUARTERLY FINANCIAL DATA
    ----------------------------------
   Summarized unaudited quarterly financial data for the years ended December 31, 1998 and 1999 is as follows:

                                                            Thirteen Weeks Ended
                                   ------------------------------------------------------------
                                     March 29,       June 28,      September 27,   December 31,
                                       1998            1998            1998            1998
                                   ------------    -----------     ------------    -----------
     Net Sales                     $ 7,444,000     $ 5,939,000     $ 5,409,000     $ 7,652,000
                                   ===========     ===========     ===========     ===========
     Gross Profit                  $ 1,938,000     $ 1,056,000     $   725,000     $ 1,202,000
                                   ===========     ===========     ===========     ===========
     Net Loss                      $  (45,000)     $(1,251,000)    $  (903,000)    $  (822,000)
                                   ===========     ===========     ===========     ===========
     Basic and diluted net loss
       per share                   $     (.01)     $     (.21)     $      (.15)    $      (.14)
                                         ====            ====             ====            ====

                                                            Thirteen Weeks Ended
                                   ------------------------------------------------------------
                                     March 28,       June 27,      September 26,   December 31,
                                       1999            1999            1999            1999
                                   ------------    -----------     -----------     -----------
     Net Sales                     $ 7,381,000     $ 7,242,000     $ 8,305,000     $ 7,305,000
                                   ===========     ===========     ===========     ===========
     Gross Profit                  $ 1,544,000     $   453,000     $ 1,234,000     $   834,000
                                   ===========     ===========     ===========     ===========
     Net Loss                      $  (294,000)    $(2,230,000)    $(1,343,000)    $(1,734,000)
                                   ===========     ===========     ===========     ===========
     Basic and diluted net loss
       per share                   $     (.05)     $     (.38)     $      (.23)    $      (.29)
                                         ====            ====             ====            ====


12.RELATED PARTY TRANSACTIONS
   --------------------------
   During 1997, 1998, and 1999, the Company recorded sales of $10,640,000, $2,186,000 and $2,382,000, respectively, to entities which are affiliated through certain common ownership. At December 31, 1998 and 1999, accounts receivable on such sales were
   $1,079,000 and $1,350,000, respectively. During 1999, the Company received consulting and management services from a company affiliated through common ownership. Fees for such services of $628,000 are included in selling, general and administrative expenses and $598,000 of this amount expensed is included in accrued expenses at December 31, 1999.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope Group
Inc. on Forms S-8 and No. 33-33752 of Miltope Group Inc. on Form S-3 of our report dated February 18, 2000 (March 28, 2000 as to the waiver letter described in Note 5) appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended December 31, 1999.

/s/Deloitte & Touche LLP
------------------------
Birmingham, Alabama
March 29, 2000

                               SIGNATURES
                               ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

March 29, 2000                          /s/ Thomas R. Dickinson
                                        -----------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2000                          /s/ Thomas R. Dickinson
                                        -----------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)


March 29, 2000                          /s/ Teddy G. Allen
                                        ------------------------
                                        Teddy G. Allen
                                        Chairman of the Board of
                                        Directors


March 29, 2000
                                        William L. Dickinson
                                        Director

March 29, 2000
                                        Lawrence P. Farrell, Jr.
                                        Director

March 29, 2000                          /s/ William Mustard
                                        -------------------
                                        William Mustard
                                        Director

March 29, 2000                          /s Teri Spencer
                                        -------------------
                                        Teri Spencer
                                        Director

March 29, 2000
                                        Jan H. Stenbeck
                                        Director

March 29, 2000                          /s/ Jerry O. Tuttle
                                        --------------------
                                        Jerry O. Tuttle
                                        Director

