Form 10-Q
period 2000-03-26
MILTOPE GROUP INC
filed 2000-05-10
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter
Ended March 26, 2000                     Commission File Number 0-13433
--------------------


                            MILTOPE GROUP INC.
-----------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



            Delaware                                  11-2693062
--------------------------------                 ----------------------
   (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)                Identification No.)


 500 Richardson Road South
       Hope Hull, AL                                    36043
-------------------------------                  ----------------------
    (Address of principal                             (Zip Code)
     executive offices)


   Registrant's telephone number, including area code (334) 284-8665
                                                      --------------
                            Not Applicable
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 10, 2000: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                           March 26,    December 31,
ASSETS                                       2000           1999
------                                  ------------    ------------
CURRENT ASSETS:
 Cash                                   $  1,763,000    $  1,874,000
 Accounts receivable                       3,671,000       3,540,000
Inventories                               13,443,000      13,949,000
Deferred income taxes                        535,000         535,000
Other current assets                         257,000         497,000
                                        ------------     -----------
      Total current assets                19,669,000      20,395,000
                                        ------------     -----------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                    8,038,000       8,016,000
Furniture and fixtures                     1,588,000       1,575,000
Land, building and improvements            8,152,000       8,138,000
                                        ------------     -----------
      Total property and equipment        17,778,000      17,729,000
  Less accumulated depreciation            9,994,000       9,731,000
                                        ------------     -----------
        Property and equipment - net       7,784,000       7,998,000
                                        ------------     -----------
DEFERRED INCOME TAXES                      3,629,000       3,629,000
OTHER ASSETS                               1,699,000       1,330,000
                                        ------------     -----------
TOTAL                                   $ 32,781,000    $ 33,352,000
                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                       $  2,156,000    $  2,595,000
 Accrued expenses                          1,864,000       1,483,000
 Current maturities of long-term debt      2,354,000       2,220,000
                                        ------------     -----------
     Total current liabilities             6,374,000       6,298,000
LONG-TERM DEBT                            13,925,000      14,536,000
                                        ------------     -----------
     Total liabilities                    20,299,000      20,834,000
                                        ------------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 shares outstanding at             68,000          68,000
  March 26, 2000 and December 31, 1999
Capital in excess of par value            20,264,000      20,264,000
Retained earnings                          6,396,000       6,432,000
                                        ------------     -----------
                                          26,728,000      26,764,000
Less treasury stock at cost               14,246,000      14,246,000
                                        ------------     -----------
     Total stockholders' equity           12,482,000      12,518,000
                                        ------------     -----------
TOTAL                                   $ 32,781,000    $ 33,352,000
                                        ============    ============

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                           Thirteen Weeks Ended
                                        --------------------------
                                         March 26,      March 28,
                                           2000           1999
                                        -----------    -----------
NET SALES                               $ 6,526,000    $ 7,381,000
                                        -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                           4,688,000      5,837,000
  Selling, general and administrative     1,362,000      1,351,000
  Engineering, research and development     226,000        181,000
                                        -----------    -----------
   Total                                  6,276,000      7,369,000
                                        -----------    -----------
INCOME FROM OPERATIONS                      250,000         12,000
INTEREST EXPENSE -  net                     286,000        306,000
                                        -----------    -----------
LOSS BEFORE  INCOME TAXES                   (36,000)      (294,000)
INCOME TAX BENEFIT                                -              -
                                        -----------    -----------
NET LOSS                                $   (36,000)   $  (294,000)
                                        ===========    ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                    $      (.01)   $      (.05)
                                        ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             5,871,523      5,871,523
                                        ===========    ===========

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2000 AND MARCH 28, 1999
                              (unaudited)

                                                              March 26,       March 28,
                                                                2000            1999
                                                            -----------     ------------
OPERATING ACTIVITIES:
Net loss                                                    $   (36,000)    $   (294,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                 269,000          400,000

   Provision for slow-moving and obsolete inventories           300,000          100,000
   Provision for doubtful accounts receivable                         -            3,000
   Loss on sale of fixed assets                                       -            3,000

   Change in operating assets and liabilities:
        Accounts receivable                                    (132,000)         253,000
        Inventories                                             206,000       (1,138,000)
        Other current assets                                    240,000          (12,000)
        Other assets                                           (375,000)        (134,000)
        Accounts payable and accrued expenses                   (58,000)        (578,000)
                                                            -----------     ------------
          Cash provided by (used in) operating activities       414,000       (1,397,000)
                                                            -----------     ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                            (48,000)         (36,000)
                                                            -----------     ------------
        Cash used in investing  activities                      (48,000)         (36,000)
                                                            -----------     ------------
FINANCING ACTIVITIES:
  Proceeds (payments ) from revolving credit loan - net        (375,000)       1,703,000
  Payments of other long-term debt                             (102,000)         (78,000)
                                                            -----------     ------------
        Cash provided by (used in) financing activities        (477,000)       1,625,000
                                                            -----------     ------------
NET INCREASE (DECREASE) IN CASH                                (111,000)         192,000
CASH, BEGINNING OF PERIOD                                     1,874,000           57,000
                                                            -----------     ------------
CASH, END OF PERIOD                                         $ 1,763,000     $    249,000
SUPPLEMENTAL DISCLOSURE:                                    ===========     ============
   Cash payments made for:
    Income taxes                                            $         -     $          -
                                                            ===========     ============
    Interest                                                $   309,000     $    269,000
                                                            ===========     ============

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of March 26, 2000 and December 31, 1999 and the results of operations and cash flows for the thirteen weeks ended March 26, 2000 and March 28, 1999.

The results for the thirteen weeks ended March 26, 2000 and March 28, 1999 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Reclassifications  -  Certain  prior   year  amounts   have   been
reclassified to conform with the 2000 presentation.

2.   Inventories - Net

Inventories consist of the following:

                            March 26, 2000     December 31, 1999
                            --------------     -----------------
Purchased parts and
  subassemblies             $  9,078,000         $  9,659,000
Work-in-process                4,365,000            4,290,000
                            ------------         ------------
Total                       $ 13,443,000         $ 13,949,000
                            ============         ============

3. Income Taxes -No income tax benefit has been recognized related to the net operating losses for the thirteen weeks ended March 26, 2000 and March 28,1999 as they have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

4. Segment Information - The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating profit (loss) does not reflect other income (expense) or income taxes.

Thirteen Weeks Ended March 26, 2000 and March 28, 1999
------------------------------------------------------

                                                                                      General
    March 28, 1999                     Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    --------------                     ---------------  -----------   ------------   ---------   ------------
    Net sales from external customers    $  4,401,000   $ 2,980,000   $          -               $  7,381,000
                                         ============   ===========   ============               ============
    Segment operating profit (loss)      $   (178,000)  $   190,000$             -               $     12,000
                                         ============   ===========   ============               ============
    Identifiable assets                  $ 25,210,000   $ 8,705,000   $          -  $ 5,776,000  $ 39,691,000
                                         ============   ===========   ============  ===========  ============
    Capital expenditures                 $     21,000   $    15,000                              $     36,000
                                         ============   ===========                              ============
    Depreciation and amortization        $    256,000   $   144,000                              $    400,000
                                         ============   ===========                              ============

                                                                                      General
    March 26, 2000                     Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    --------------                     ---------------   ----------   ------------   ---------   ------------
    Net sales from external customers    $  3,066,000   $ 3,460,000   $          -               $  6,526,000
                                         ============   ===========   ============               ============
    Segment operating profit (loss)      $   (231,000)  $   481,000   $          -               $    250,000
                                         ============   ===========   ============               ============
    Identifiable assets                  $ 17,614,000   $ 7,285,000   $          -  $ 7,882,000  $ 32,781,000
                                         ============   ===========   ============  ===========  ============
    Capital expenditures                 $     23,000   $    25,000                              $     48,000
                                         ============   ===========                              ============
    Depreciation and amortization        $    175,000   $    94,000                              $    269,000
                                         ============   ===========                              ============

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks ended March 26, 2000, as compared to thirteen weeks ended March 28, 1999.

RESULTS OF OPERATIONS
---------------------
Thirteen weeks ended March 26, 2000 compared to thirteen weeks ended March 28, 1999
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended March 26, 2000 (first quarter of 2000) were $6,526,000 compared to net sales for the thirteen weeks ended March 28, 1999 (first quarter of 1999) of $7,381,000. The decrease in sales was primarily the result of a delay in receiving the SPORT delivery order for the 2000 time frame. The delay in the delivery order received in January, 2000, has resulted in SPORT units being built and shipped over three quarters rather than four.

      The gross margin percentage for the first quarter of 2000 was 28.2% compared with 20.9% for the same period in 1999. The increase is attributable to a more favorable product mix in the first quarter of 2000.

     Selling, general and administrative expenses for the first quarter of 2000 increased .8% from the first quarter of 1999, to $1,362,000. These expenses as a percent of sales were 20.9% in the first quarter of 2000 compared to18.3% for the similar period in 1999. The increase as a percent of sales was primarily attributable to increased bid and proposal expenses and lower sales.

      Company sponsored engineering, research and development expenses for the first quarter of 2000 increased 24.9% from the first quarter of 1999, to $226,000. These expenses as a percentage of sales were 3.5% in the first quarter of 2000 compared to 2.5% for the similar period in 1999. The increase is attributable to increases in certain research and development projects and lower sales.

      Interest expense, net of interest income, was $286,000 in the first quarter of 2000 compared to $306,000 for the similar period in 1999. The decrease reflects decreased debt compared to the prior year.

      Net loss for the first quarter of 2000 decreased from the first quarter of 1999 to a loss of $36,000. The basic and diluted loss per share was $0.01 for the first quarter of 2000 as compared to the basic and diluted loss per share of $0.05 for the similar period in 1999 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the first quarter of 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $13,295,000 at March 26, 2000 compared to $14,097,000 at December 31, 1999. Accounts receivable
increased  approximately  $132,000  as  a  result  of  slower   foreign
receivables collections partially offset by decreased sales for the quarter. Inventories decreased approximately $506,000 as a result of continued improvement in planning and procurement processes partially offset by increases in inventories as a result of anticipated increased
sales   in   the   second  quarter.  Other  current  assets   decreased
approximately $240,000 as a result of a reclassification of a net inter-
company   payable  to  accrued  expenses.  Accounts  payable  decreased approximately $438,000 reflecting normal payment terms and lower inventory levels. Accrued expenses increased approximately $381,000 as a result of a reclassification of a net inter-company payable to accrued expenses. Current maturities of long-term debt increased due to the reclassification of certain contract related liabilities partially off set by repayments made against the outstanding bank debt.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August, 1999. As of May 10, 2000 the Company was in compliance with all requirements under the term loan. The Company has committed to continue its search for a lender to replace the existing term loan. In the near term the Company anticipates its cash position as being adequate to sustain the Company's ongoing financial commitments. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

     The credit agreement referenced above includes various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees,
(iii) investment in, and advances to, other entities, and (iv) payment of dividends. At December 31, 1999, the Company was in default of certain financial ratio requirements related to minimum net worth and cash flows measured annually and to total liabilities and tangible net worth measured quarterly. The Company obtained a letter dated March 28, 2000, from the primary lender waiving all violations as of December 31, 1999; revising the ratio requirement for total liabilities to tangible net worth for the measurement dates in 2000; and revising the principal payment requirements for 2000 to a total of $1,875,000.

YEAR 2000 ISSUES
----------------
Year 2000 Compliance

     In 1998, the Company developed and began implementing a plan to review its overall Year 2000 exposure and other issues surrounding Year 2000 compliance. The plan encompassed the Company's mission critical information technology systems, its vendors, its customers and its products.

     As of May 10, 2000, the Company has experienced no computer related problems as a result of the Year 2000 issue in any of the areas referred to above. In addition, the Company is not currently aware of any circumstances that would indicate a likely Year 2000 related problem in the future. However, the Company will continue to monitor its Year 2000 compliance.

     The Company has spent less than $250,000 in conjunction with its Year 2000 remediation and no significant additional expenditures are anticipated.

SUBSEQUENT EVENTS
-----------------
      Subsequent to March 26, 2000, the Company sold its facility in Troy, Alabama to an unrelated third party for a sales price of $900,000. The Company will record a gain of approximately $27,000 in the quarter ended June 25, 2000. The proceeds of the sale will be used to reduce the Industrial Revenue Authority Bonds.

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

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $94,000.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                            By:  /s/ Thomas R. Dickinson
                               ---------------------------------
                               Thomas R. Dickinson,
                               President  and  Chief  Executive Officer
                               (Principle Executive Officer)




Dated:  May  10, 2000