Form 10-Q
period 2000-09-24
MILTOPE GROUP INC
filed 2000-11-09
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 24, 2000                       Commission File Number 0-13433
------------------------


                           MILTOPE GROUP INC
-----------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                            11-2693062
----------------------------------                         ------------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)


 500 Richardson Road South
    Hope Hull, AL                                                36043
--------------------------                                    ----------
    (Address of principal                                     (Zip Code)
     executive offices)


Registrant's telephone number, including area code (334) 284-8665
                                                   --------------
                            Not Applicable
-----------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at November 7, 2000: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)


                                      September 24,       December 31,
ASSETS                                    2000                1999
------                                -------------       ------------
CURRENT ASSETS:
 Cash                                   $ 2,400,000        $ 2,437,000
 Accounts receivable                      6,052,000          4,477,000
 Inventories                             14,000,000         15,360,000
 Deferred income taxes                      789,000            535,000
 Other current assets                       375,000            467,000
                                        -----------        -----------
      Total current assets               23,616,000         23,276,000
                                        -----------        -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                  8,879,000          8,786,000
 Furniture and fixtures                   1,628,000          1,615,000
 Land, building and improvements          6,743,000          8,449,000
                                        -----------        -----------
      Total property and equipment       17,250,000         18,850,000
  Less accumulated depreciation          10,388,000         10,374,000
                                        -----------        -----------
      Property and equipment - net        6,862,000          8,476,000
                                        -----------        -----------
DEFERRED INCOME TAXES                     3,375,000          3,629,000
OTHER ASSETS                              1,192,000          1,543,000
                                        -----------        -----------
TOTAL                                   $35,045,000        $36,924,000
                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $ 4,466,000        $ 4,089,000
 Accrued expenses                         4,396,000          4,935,000
 Current maturities of long-term debt     4,113,000          3,064,000
                                        -----------        -----------
      Total current liabilities          12,975,000         12,088,000
LONG-TERM DEBT                           10,807,000         14,830,000
                                        -----------        -----------
     Total liabilities                   23,782,000         26,918,000
                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
 20,000,000 shares authorized;
 6,811,112 shares outstanding
 at September 24, 2000 and
 December 31, 1999.                          68,000             68,000
Capital in excess of par value           20,263,000         20,263,000
Retained earnings                         5,177,000          3,920,000
                                        -----------        -----------
                                         25,508,000         24,251,000
Less treasury stock at cost              14,245,000         14,245,000
                                        -----------        -----------
     Total stockholders' equity          11,263,000         10,006,000
                                        -----------        -----------
TOTAL                                   $35,045,000        $36,924,000
                                        ===========        ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                          Thirty-Nine Weeks Ended
                                      -------------------------------
                                                       As Restated
                                       September 24,   September 26,
                                           2000            1999
                                       ------------     ------------
NET SALES                              $ 27,837,000     $ 27,770,000
                                       ------------     ------------
COSTS AND EXPENSES:
 Cost of sales                           21,996,000       23,256,000
  Selling, general and administrative     5,509,000        6,892,000
  Engineering, research and development     542,000        1,165,000
                                       ------------     ------------
   Total                                 28,047,000       31,313,000
                                       ------------     ------------
LOSS FROM OPERATIONS                       (210,000)      (3,543,000)
INTEREST EXPENSE -  net                     875,000          946,000
                                       ------------     ------------
LOSS BEFORE  INCOME TAXES              $ (1,085,000)    $ (4,489,000)

INCOME TAX BENEFIT                                -                -
                                       ------------     ------------
NET  LOSS                              $ (1,085,000)    $ (4,489,000)
                                       ============     ============
BASIC AND DILUTED
  NET LOSS PER SHARE                   $      (0.18)    $      (0.76)
                                       ============     ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      5,871,523        5,871,523
                                       ============     ============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                            Thirteen Weeks Ended
                                       --------------------------------
                                                          As Restated
                                        September 24,     September 26,
                                            2000              1999
                                         -----------      ------------
NET SALES                                $ 9,385,000      $ 11,220,000
                                         -----------      ------------
COSTS AND EXPENSES:
  Cost of sales                            7,767,000         9,115,000
  Selling, general and administrative      1,863,000         2,324,000
  Engineering, research and development       90,000           558,000
                                         -----------      ------------
   Total                                   9,720,000        11,997,000
                                         -----------      ------------
LOSS FROM OPERATIONS                        (335,000)         (777,000)
INTEREST EXPENSE -  net                      284,000           315,000
                                         -----------      ------------
LOSS BEFORE  INCOME TAXES                   (619,000)       (1,092,000)
INCOME TAX BENEFIT                                 -                 -
                                         -----------      ------------
NET LOSS                                 $  (619,000)     $ (1,092,000)
                                         ===========      ============
BASIC AND DILUTED
  NET LOSS PER SHARE                     $     (0.10)     $      (0.19)
                                         ===========      ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       5,871,523         5,871,523
                                         ===========      ============

See Notes To Condensed Consolidated Financial Statements

                    MILTOPE GROUP INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999
                              (unaudited)
                                                                             As Restated
                                                            September 24,    September 26,
                                                                2000             1999
                                                           --------------    -------------
OPERATING ACTIVITIES:
Net loss                                                   $ (1,085,000)     $ (4,489,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                               1,025,000         1,259,000
  Provision for slow-moving and obsolete inventories            945,000           542,000
  Provision for doubtful accounts receivable                     50,000            58,000
  Deferred income taxes                                               -                 -
  Loss (gain) on sale of property and equipment                 (22,000)            3,000
  Change in operating assets and liabilities:
    Accounts receivable                                      (1,623,000)        1,004,000
    Inventories                                                 414,000         1,842,000
    Other current assets                                         92,000        (1,247,000)
    Other assets                                                219,000            68,000
    Accounts payable and accrued expenses                     2,177,000           643,000
                                                           ------------      ------------
      Cash provided by (used in) operating activities         2,192,000          (317,000)
                                                           ------------      ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                           (155,000)         (502,000)
  Sale of property and equipment                                900,000                 -
                                                           ------------      ------------
      Cash provided by (used in) investing activities           745,000          (502,000)
                                                           ------------      ------------
FINANCING ACTIVITIES:
  Proceeds (payments) from revolving credit loan - net       (1,408,000)        1,220,000

  Payments of other long-term debt - net                     (1,566,000)         (236,000)
                                                           ------------      ------------
      Cash provided by (used in) financing activities        (2,974,000)          984,000
                                                           ------------      ------------
NET INCREASE (DECREASE) IN CASH                                 (37,000)          165,000
CASH, BEGINNING OF PERIOD                                     2,437,000           298,000
                                                           ------------      ------------
CASH, END OF PERIOD                                        $  2,400,000      $    463,000
                                                           ============      ============
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
    Income taxes                                           $          -      $          -
                                                           ============      ============
    Interest                                               $    890,000      $    902,000
                                                           ============      ============

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of Miltope Group, Inc. ("the Company") and its subsidiaries as of September 24, 2000 and December 31, 1999 and the results of operations and cash flows for the thirty-nine weeks ended September 24, 2000 and September 26, 1999.

The results for the thirty-nine weeks ended September 24, 2000 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

       Reclassifications - Certain prior years amounts have been reclassified to conform to the 2000 presentation.

2. Business Acquisitions - On April 1, 2000, the Company entered into an agreement with Great Universal Incorporated ("GUI"), to transfer GUI's ownership of 90% of the outstanding stock of IV Phoenix Group, Inc. ("PGI") to the Company. Since GUI, through its controlling interest in the Company, continues to own a controlling interest in PGI after the transfer, the acquisition has been recorded on the Company's books at GUI's historical cost and accounted for on an "as if pooled basis". Accordingly, the accompanying financial statements have been restated on this basis.

Revenues and net loss for the separate companies and the combined amounts presented in the accompanying consolidated financial statements for the thirteen and thirty nine week periods ended September 24, 2000 and September 26, 1999, are as follows:

                                              Thirteen Weeks               Thirty Nine Weeks
                                         Ended September 24, 2000     Ended September 24 ,2000
                                         ------------------------     ------------------------
Revenues:
  Miltope                                        $  8,668,000                $ 24,828,000
  PGI                                                 752,000                   3,251,000

  Combined (net of related party transactions)   $  9,385,000                $ 27,837,000

Net loss:
  Miltope                                        $    (78,000)               $   (101,000)
  PGI                                                (505,000)                   (873,000)

  Combined (net of related party transactions)   $   (619,000)               $ (1,085,000)

                                              Thirteen Weeks               Thirty Nine Weeks
                                         Ended September 26, 1999     Ended September 26 ,1999
                                         ------------------------     ------------------------
Revenues:
  Miltope                                         $  8,305,000               $ 22,927,000
  PGI                                                3,361,000                  7,407,000

  Combined  (net of related party transactions)   $ 11,220,000               $ 27,770,000

Net income (loss):
  Miltope                                         $ (1,343,000)              $ (3,867,000)
  PGI                                                  288,000                   (511,000)

  Combined (net of related party transactions)    $ (1,092,000)              $ (4,489,000)


Certain amounts from PGI's prior financial statements were reclassified to conform to Miltope's presentation.

3.         Inventories - Net

Inventories consist of the following:

                      September 24, 2000     December 31, 1999
                      ------------------     -----------------
Purchased parts and
  sub-assemblies        $ 11,912,000            $ 10,278,000
Work-in-process            2,088,000               5,082,000
                        ------------            ------------
Total                   $ 14,000,000            $ 15,360,000
                        ============            ============

4. Income Taxes - No income tax benefit has been recognized related to the net operating losses for the thirty nine weeks ended September 24, 2000 and September 26, 1999 as they have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

5. Segment Information - The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating income (loss) does not reflect other income (expense) or income taxes.

Thirteen Weeks Ended September 24, 2000 and September 26, 1999
--------------------------------------------------------------
                                                                                       General
    September 24, 2000                 Military/Rugged   Commercial    Eliminations   Corporate   Consolidated
    ---------------------------------  ---------------   ----------    ------------   ---------   ------------
    Net sales from external customers    $ 6,912,000     $ 2,509,000   $   (36,000)               $ 9,385,000
                                         ===========     ===========   ===========                ===========
    Segment operating income (loss)      $ (545,000)     $   247,000   $   (37,000)               $  (335,000)
                                         ===========     ===========   ===========                ===========
    Identifiable assets                  $21,651,000     $ 5,922,000   $    43,000    $7,429,000  $35,045,000
                                         ===========     ===========   ===========    ==========  ===========
    Capital expenditures                 $    54,000     $    22,000                              $    76,000
                                         ===========     ===========                              ===========
    Depreciation and amortization        $   225,000     $    68,000   $    37,000                $   330,000
                                         ===========     ===========   ===========                ===========

    As Restated                                                                        General
    September 26, 1999                 Military/Rugged   Commercial    Eliminations   Corporate   Consolidated
    ---------------------------------  ---------------   ----------    ------------   ---------   ------------
    Net sales from external customers    $ 8,168,000     $3,498,000    $  (446,000)               $11,220,000
                                         ===========     ==========    ===========                ===========
    Segment operating income (loss)      $  (847,000)    $  107,000    $  ( 37,000)               $  (777,000)
                                         ===========     ==========    ===========                ===========
    Identifiable assets                  $24,352,000     $7,981,000    $   190,000    $5,982,000  $38,505,000
                                         ===========     ==========    ===========    ==========  ===========
    Capital expenditures                 $   150,000     $   71,000                               $   221,000
                                         ===========     ==========                               ===========
    Depreciation and amortization        $   231,000     $   97,000    $   37,000                 $   365,000
                                         ===========     ==========    ===========                ===========

Thirty-Nine Weeks Ended September 24, 2000 and September 26, 1999
-----------------------------------------------------------------
                                                                                       General
    September 24, 2000                 Military/Rugged   Commercial    Eliminations   Corporate   Consolidated
    ---------------------------------  ---------------   ----------    ------------   ---------   ------------
    Net sales from external customers    $18,586,000     $9,494,000     $  (243,000)              $27,837,000
                                         ===========     ==========     ===========               ===========
    Segment operating income (loss)      $(1,078,000)    $  978,000     $  (110,000)              $  (210,000)
                                         ===========     ==========     ===========               ===========
    Identifiable assets                  $21,651,000     $5,922,000     $    43,000   $7,429,000  $35,045,000
                                         ===========     ==========     ===========   ==========  ===========
    Capital expenditures                 $    98,000     $   57,000                               $   155,000
                                         ===========     ==========                               ===========
    Depreciation and amortization        $   669,000     $  246,000     $   110,000               $ 1,025,000
                                         ===========     ==========     ===========               ===========

    As Restated                                                                        General
    September 26, 1999                 Military/Rugged   Commercial    Eliminations   Corporate   Consolidated
    ---------------------------------  ---------------   -----------   ------------   ----------  ------------
    Net sales from external customers    $19,480,000     $10,853,000    $(2,563,000)              $27,770,000
                                         ===========     ===========    ===========               ===========
    Segment operating income (loss)      $(2,930,000)    $  (503,000)   $  (110,000)              $(3,543,000)
                                         ===========     ===========    ===========               ===========
    Identifiable assets                  $24,352,000     $ 7,981,000    $   190,000   $5,982,000  $38,505,000
                                         ===========     ===========    ===========   ==========  ===========
    Capital expenditures                 $   304,000     $   198,000                              $   502,000
                                         ===========     ===========                              ===========
    Depreciation and amortization        $   802,000     $   347,000    $  110,000                $ 1,259,000
                                         ===========     ===========    ===========               ===========

6. Equity - In conjunction with its acquisition of 90% of the outstanding shares of stock of PGI, the Company has also entered into a Call Option Agreement with GUI whereby the Company grants GUI the option and right to repurchase all and not less than all of the acquired PGI shares. The Call Option may only be exercised for the amount of the original purchase price of the shares during a thirty
(30) day period beginning April 1, 2001. Additionally, prior to the purchase of PGI by the Company and subsequent to December 31, 1999, GUI converted approximately $2,300,000 of debt from PGI into additional equity in PGI.

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and thirty-nine weeks ended September 24, 2000, as compared to the thirteen weeks and thirty-nine weeks ended September 26, 1999.

RESULTS OF OPERATIONS
----------------------
Thirteen weeks ended September 24, 2000 compared to thirteen weeks ended September 26, 1999
-----------------------------------------------------------------------
      Net  sales for the thirteen weeks ended September 24, 2000 (third
quarter  of 2000) were $9,385,000        compared to net sales for  the
thirteen weeks ended September 26, 1999 (third quarter of 1999) of 11,220,000. The decrease in sales was primarily attributable to decreased sales to the government of SPORT units due to temporary component shortages from a vendor and lower PGI sales in the thirteen week period ended September 24, 2000 as compared to the same period in 1999.

      The gross margin percentage for the third quarter of 2000 was 17.2% compared to 18.7% for the same period in 1999. The decrease is primarily attributable to a more favorable product mix from the Company's revenues offset by a decline in PGI profit margins for the third quarter of 2000 as compared to the same period in 1999.

     Selling, general and administrative expenses for the third quarter of 2000 decreased 19.8% from the third quarter of 1999, to $1,863,000. These expenses as a percent of sales were 19.8% in the third quarter of 2000 compared to 20.7% for the similar period in 1999. The decrease as a percent of sales is primarily attributable to continued emphasis by company management on reducing cost in these areas.

      Company sponsored engineering, research and development expenses for the third quarter of 2000 decreased 83.8% from the third quarter of 1999, to $90,000. These expenses as a percent of sales were .9% in the third quarter of 2000 compared to 5.0% for the similar period in 1999. The decrease as a percent of sales is primarily attributable to timing of certain engineering and development expenses.

      Interest expense, net of interest income, was $284,000 in the third quarter of 2000 compared to $315,000 for the similar period in 1999. The decrease reflects decreased debt compared to the prior year.

      Net loss for the third quarter of 2000 was $619,000 compared to net loss of $1,092,000 in the third quarter of 1999. The basic and diluted net loss per share was $0.10 for the third quarter of 2000 compared to the basic and diluted net loss per share of $0.19 for the similar period in 1999 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the third quarter of 2000 and 1999. The decrease in loss was primarily attributable to a more favorable product mix and improved product margins coupled with significantly lower selling, general and administrative expense and engineering, research and development expense in the third quarter of 2000 compared to the third quarter of 1999.

Thirty-Nine weeks ended September 24, 2000 compared to Thirty-Nine weeks ended September 26, 1999
-----------------------------------------------------------------------
      Net sales for the thirty-nine weeks ended September 24, 2000 were $27,837,000 compared to net sales for the thirty-nine weeks ended
September   26,  1999  of  $27,770,000.  The  increase  in  sales   was
insignificant.

      The gross margin percent for the first three quarters of 2000 was 21.0% compared to 16.2% for the same period in 1999. The increase in gross margin percent was primarily attributable to a more favorable product mix and continued improvement in product margins.

      Selling, general and administrative expenses for the first three quarters of 2000 decreased 20.0% from the same period in 1999, to $5,509,000. These expenses as a percent of sales were 19.8% in the first three quarters of 2000 compared to 24.8% for the similar period in 1999. The decrease as a percent of sales is primarily attributable to a year long emphasis by company management on reducing cost in all areas of the company.

      Company sponsored engineering, research and development expenses for the first three quarters of 2000 decreased 53.5% from the same period of 1999, to $542,000. These expenses as a percent of sales were 1.9% in the first three quarters of 2000 compared to 4.2% for the similar period in 1999. The decrease as a percent of sales is primarily attributable to a year long emphasis by company management on reducing cost in all areas of the company.
 .
      Interest expense, net of interest income, was $875,000 in the first three quarters of 2000 compared to $946,000 for the similar period in 1999. The decrease reflects decreased debt compared to the prior year.

      The net loss for the first three quarters of 2000 was $1,085,000 compared to a net loss of $4,489,000 in the similar period in 1999. The basic and diluted net loss per share was $0.18 for the first three quarters of 2000 as compared to the basic and diluted net loss per share of $0.76 for the similar period in 1999 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding in the third quarter of 2000 and 1999. The increase in earnings was primarily attributable to continued improvements in product mix and decreased costs as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working  capital approximated $10,641,000 at September  24,  2000
compared  to  $11,188,000  at December 31, 1999.   Accounts  receivable
increased approximately $1,575,000 as a result of increased sales in September of 2000. Inventories decreased approximately $1,360,000 primarily as a result of continued improvements in vendor delivery terms and continued improvement in managing project dynamics. Accounts payable increased approximately $377,000 partially reflecting purchases of inventory that was not turned into sales by the end of the quarter. Accrued expenses decreased approximately $539,000 primarily as a result of the conversion from liability to capital of certain amounts owed to GUI by PGI, a subsidiary of the Company and increases in amounts of customer advance deposits paid to PGI by their customers. Current
maturities  of  long-term  debt  increased   approximately   $1,049,000
reflecting increased maturing amounts in certain of the Company's debt instruments.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August 31, 1999. As of November 7, 2000, the Company was in compliance with all requirements under the term loan. The Company has committed to continue its search for a lender to replace the existing term loan. In the near term the Company anticipates its cash position as being adequate to sustain the Company's ongoing financial commitments and growth. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

      The credit agreement referenced above includes various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees,
(iii) investments in, and advances to, other entities, and (iv) payment of dividends. At December 31, 1999, the Company was in default of certain financial ratio requirements related to minimum net worth and cash flows measured annually and to total liabilities and tangible net worth measured quarterly. The Company obtained a letter dated March 28, 2000, from the primary lender waiving all violations as of December 31, 1999; revising the ratio requirement for total liabilities to tangible net worth for the measurement dates in 2000; and revising the principal repayment requirements for 2000 to a total of $1,875,000.

YEAR 2000 ISSUES
----------------
Year 2000 Compliance

      In 1998, the Company developed and began implementing a plan to review its overall Year 2000 exposure and other issues surrounding Year 2000 compliance. The plan encompassed the Company's mission critical information technology systems, its vendors, its customers and its products.

      As of November 7, 2000, the Company has experienced no computer related problems as a result of the Year 2000 issue in any of the areas referred to above. In addition, the Company is not currently aware of any circumstances that would indicate a likely Year 2000 related problem in the future. However, the Company will continue to monitor its Year 2000 compliance.

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

Item 5 - Other Information

      In conjunction with its acquisition of 90% of the outstanding shares of stock of PGI, the Company has also entered into a Call Option Agreement with GUI whereby the Company grants GUI the option and right to repurchase all and not less than all of the acquired PGI shares. The Call Option may only be exercised for the amount of the original purchase price of the shares during a thirty (30) day period beginning April 1, 2001.

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------
           27.  Financial Data Schedule

       (b) Reports on Form 8-K
           -------------------
           No reports have been filed prior to the filing of this report on Form 10-Q.

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

     The Company has a term credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $85,000.

                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                                   By: /s/ Thomas Dickinson
                                       -------------------------------------
                                       Thomas Dickinson,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ Tom B. Dake
                                      --------------------------------------
                                      Tom B. Dake,
                                      Vice  President Finance and Chief
                                      Financial Officer
                                      (Principal Accounting Officer)





Dated:  November 7, 2000