Form 10-K
period 2000-12-31
MILTOPE GROUP INC
filed 2001-04-11
CIK 752692

FORM 10-K
                               ---------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000   Commission File Number  0-13433


                          MILTOPE GROUP INC.
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                    		   11-2693062
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation		(I.R.S. Employer
              or organization)          		Identification No.)

500 Richardson Road South, Hope Hull, Alabama  		     36043
-----------------------------------------------------------------------------
  (Address of principal executive offices)   		   (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $2,207,045 as of February 9, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,871,523 as of February 9, 2001.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2001, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference for Part III, Items 10, 11, 12 and 13, to this annual report on Form 10-K.

ITEM 1.   BUSINESS
	    --------
General
-------
     Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), IV Phoenix Group, Inc., a New York corporation ("PGI") and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc.
and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation which, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November
1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, XSource Corporation (formerly Innova International Corporation), a Delaware corporation ("XSource"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. Prior to June of 1999, XSource Corporation was a subsidiary of Great Universal Incorporated, a Delaware corporation ("GUI"), and a wholly-owned subsidiary of MIC-USA Inc., ("MIC-USA"), a Delaware corporation and a wholly-owned subsidiary of Millicom International Cellular S.A. ("MIC"). In connection with the reorganization of GUI in June 1999, the Company became a subsidiary of GUI, which became a wholly owned subsidiary of Great Universal LLC, a Delaware limited liability company ("GU-LLC"), whose sole member from the date of reorganization until December 31, 1999 was MIC-USA. On December 31, 1999 MIC-USA formed the 1999 Great Universal LLC Trust (the "Trust") and assigned all ownership interest of GU-LLC to the Trust. GU-LLC provides, through its operating subsidiaries, integrated network products and services, consulting engineering, billing systems applications, teleservices, television and media and specialized electronics products and services.


     Miltope designs, develops, and manufacturers computers and computer peripheral equipment for military, industrial and commercial applications where reliable operation of the equipment in challenging environments is imperative. The systems provided are qualified for use in airborne, shipboard, and ground based applications. Miltope's product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage systems. Miltope continues to increase its presence in the military arena including United States Air Force avionics and ground based systems as well as United States Army system diagnostics. Miltope's equipment is designed and qualified for use as part of in-flight entertainment, cabin management, and communication systems and is certified for use aboard virtually all commercial and business jet platforms.

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

     PGI was founded in 1994 and is engaged in engineering design and development of small, rugged hand-held computers utilizing commercial off the shelf ("COTS") technology to provide application solutions for environments where extremes in temperature, shock and vibration are commonplace.


     On April 1, 2000, the Company entered into an agreement with GUI, to acquire GUI's ownership of 90% of the outstanding stock of IV Phoenix Group, Inc. ("PGI") to the Company. Since GUI, through its controlling interest in the Company, continues to own a controlling interest in PGI after the acquisition, the acquisition has been recorded on the Company's books at GUI's historical cost and accounted for on an
"as   if   pooled  basis".  Accordingly,  the  accompanying   financial
statements have been restated on this basis to reflect the inclusion of PGI in prior years.

Segment Information
-------------------

     The Company's business is divided into two industry segments, consisting of the manufacture of militarized and rugged equipment primarily for military applications conducted by the "Military/Rugged" segment, which includes the activities of PGI, and the manufacture and distribution of commercial products conducted by the "Commercial" segment. Financial information regarding the Company's industry segments is included in Note 10 to the Notes to Consolidated Financial Statements located in Item 8 of this Form 10-K.

Description of Business
-----------------------

Military/Rugged - General
-------------------------

     The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for military customers. Military/rugged product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage. In 1988, Miltope introduced a complete line of rugged Hewlett Packard Company computers and related peripherals specifically designed for use in the United States Army's Tactical Command and Control System/Common Hardware Software Program ("ATCCS/CHS") under a contract awarded to Miltope in August 1988, as well as to other customers for related applications. Miltope's focus on the military markets is on rugged and militarized versions of computing systems used in ensuring that tactical mission requirements are met. Expert engineering skills and techniques are utilized to augment the use of commercial off the shelf ("COTS") modules to meet extended temperature, shock, vibration, altitude, and humidity conditions that are encountered during military missions.

     During 1995, Miltope introduced a new family of rugged computer products consisting of hand held Intel based computers and related peripherals. These new products are re-configurable and scaleable for specific applications and employ COTS technology. The hand held Intel based computers are being used for the United States Army's Soldiers' Portable On-system Repair Tools ("SPORT") under an ongoing contract awarded to the Company in June 1996, as well as by other customers for related applications. Under this contract, Miltope is providing a rugged handheld computing and diagnostic system used on every US Army weapon system such as the Abrams Main Battle Tank, the Bradley Fighting Vehicle, and the Apache Longbow attack helicopter.

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

        Substantially all of the military/rugged segment sales consist of militarized and rugged products. Militarized equipment is designed and built, with respect to each component and the whole, to conform to stringent DOD specifications developed for severe land, sea and airborne operating environments. These specifications define equipment operating parameters including atmosphere, temperature and humidity conditions, permitted levels of shock and vibration, susceptibility to electro-magnetic interference ("EMI"), EMI emission levels, and detection and hardening for nuclear survivability. Rugged equipment is designed and manufactured to less demanding specifications and may include commercially available devices which are suitably modified for these applications.

     Production of equipment conforming to these DOD specifications has required the development over the years by Miltope of proprietary electronic and electro-mechanical designs and engineering techniques and specialized manufacturing and testing methods. By these means, Miltope has developed a broad range of proprietary components that meet these specifications and are otherwise unavailable in the commercial market. To support its engineering, manufacturing and testing activities, Miltope has extensive manufacturing equipment, clean rooms and reliability and environmental testing facilities as well as a multi-function computer aided design ("CAD") system and an EMI test lab.

     One of Miltope's latest product designs is a Militarized Mass Storage system providing 144 Giga-Bytes of memory in a tactical, airborne, compact, military enclosure. This system's interface is based on high throughput fiber channel technology typically found on the most complex computing systems. This equipment is utilized to record mission data on United States Air Force reconnaissance aircraft.

     Military/rugged products are sold for use in a broad range of military programs for the United States Air Force, Army, Navy and Marine Corps, for NATO, for the Australian, British, Canadian, French, German, Israeli, Italian, Spanish and Norwegian armed forces and for the armed forces of other countries. Miltope's militarized and rugged computers and peripheral products are compatible with most standard military computers and are sold to the DOD and many prime DOD systems contractors and integrators, including Bath Iron Works, Boeing Aerospace, EDS, Raytheon E-Systems Inc., Northrop Grumman Corporation, GTE Corp., General Dynamics, Hughes Defense Communications, Lockheed Martin, Marconi Control Systems Limited, McDonnell Douglas Corp., Motorola Inc., Teledyne Controls, CAE Inc., and ITT Defense Systems.

     Miltope believes that it has captured a major portion of the market for militarized printers and disk memory products. In addition, Miltope is recognized as a leading supplier of rugged computers and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of high reliability peripheral components and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to avoid the risks normally encountered when procuring peripherals from multiple suppliers and to also achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. Also, as defense budgets have been reduced, an emphasis on commercially adaptable electronics and the requirement for smaller, less expensive and more portable systems has occurred. Miltope believes its new product family of rugged, re-configurable portable and handheld computing devices will serve this growing market niche well as evidenced by the DOD's award to Miltope of the SPORT Program in June 1996, and the award of the Hanscom Air Force Base MILSATCOM program in November 1998.

     In June 1996, Miltope was awarded a five-year DOD contract for SPORT. SPORT will enhance the U.S. Army's capability to diagnose and repair weapon systems and electronically display technical manuals. Production deliveries under this contract began in September 1997. The contract has an estimated value of approximately $81,000,000 over a five-year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 9, 2001, Miltope has been issued firm orders valued at approximately $68,000,000 under this contract. In addition, Miltope has received orders for SPORT equipment from other defense contractors.

     In November 1998, Miltope was selected to deliver its TIC-2000 computer and other peripherals to the Electronic Systems Center at Hanscom Air Force Base. The TIC-2000 is a newly developed rugged, portable Intel based workstation that will be integrated into the United States Air Force's MILSATCOM network. The estimated value of the contract is $3,000,000 over a two year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 9, 2001, Miltope has received firm orders of approximately $2,500,000.

     In August 1999, Miltope was selected by the United States Army's Test Measurement and Diagnostic Equipment Program Office to perform the integration of the Internal Combustion Engine ("ICE") hardware and software with SPORT. Miltope currently serves as the prime contractor for the SPORT computer. This integration program gives the United States Army the ability to perform automatic test, diagnostics and maintenance on diesel engines on all wheeled and tracked vehicle platforms. This contract is a yearly award over an estimated period of three years. Were Miltope to be selected for all three years of the contract, the estimated value of this contract would be $12,000,000 over that period. There can be no assurances this estimate of purchase requirements will be achieved nor that Miltope will be selected for any follow on delivery orders. As of February 9, 2001, Miltope has received firm orders of approximately $9,300,000.

     In October 1999, Miltope was selected by the Federal Aviation Administration ("FAA"), as a supplier of in-flight workstations to be utilized in a variety of in-flight and ground based applications. The estimated value of this contract is $800,000 over a two-year period. There can be no assurances that these levels of estimated purchase requirements will be achieved. As of February 9, 2001, Miltope has received firm orders of approximately $1,000,000.

     In December 1999, Miltope was selected by Raytheon Optical Systems to supply several 144 Gigabyte Mass Storage Units with state of the art Fiber Channel interface. These systems will be used in reconnaissance systems aboard aircraft of the United States Air Force. The estimated value of the contract is in excess of $1,500,000 over a three-year period. There can be no assurances that these levels of estimated purchase requirements will be achieved. As of February 9, 2001, Miltope has received firm orders of approximately $1,800,000.



Commercial - General
--------------------

     The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Miltope products comprising this segment are airborne printers, airborne data servers, airborne telephony servers, airborne in-flight workstations, airborne maintenance access terminals, mass storage devices, and other derivatives of rugged hand held Intel based computers originally developed for military applications. This segment's business represented approximately 32% of the Company's 2000 revenues, approximately 39% of the Company's 1999 revenues and approximately 33% of the Company's 1998 revenues.

     Growth in the commercial sector has continued at Miltope through partnerships with providers of avionics, in-flight entertainment, communication, and the customization of commercial and private aircraft. For over fifteen years, Miltope has been providing thermal printers for use in flight deck and cabin installations. Miltope holds a significant domestic market share for all airborne flight deck printing requirements. Continual internal research and development investment in the development of airborne products for the rapidly expanding in-flight entertainment market has proven successful for Miltope. Miltope equipment is currently being utilized as integral components in multiple in-flight systems. Miltope's capabilities include full system integration and application development that provides customers with a complete system solution. Systems are designed, qualified, and delivered utilizing operating systems such as Windows98, Windows NT, Windows CE, Linux, Solaris, and HP-UX. Miltope also continues to develop and improve various products such as telephony and internet servers, redundant arrayed independent disks ("RAID") storage systems, controller terminals and workstations, and sealed disk drives for a variety of applications related to in-flight entertainment, communication, and avionics systems.

     Miltope's airborne printer products are sold to a broad base of airframe manufacturers and commercial airline companies worldwide for use in flight deck and cabin workstation information systems. During 2000, customers for the airborne printer line of products included Boeing, B/E Aerospace, British Airways, Continental Airlines, Delta Airlines, KLM, Lufthansa, Matsushita Avionics Systems, Teledyne Controls, American Airlines, Itochu, Embraer, Transavia, Qantas Airways, Ltd.,United Airlines and AMR Eagle, Inc. As of February 9, 2001, Miltope received firm orders of approximately $4,100,000 for airborne printer products.

     In December 1996, Miltope was awarded an IDIQ (indefinite time, indefinite quantity) contract for the manufacture of rugged hard drives for use in Sony Trans Com Inc.'s Audio Video on Demand In-Flight Entertainment System ("P@ssport TM") to be sold to airline customers around the world. The estimated contract value is $10,200,000 over a five year period. The contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 9, 2001, Miltope has received firm orders of approximately $3,000,000 under this contract.

     In December 1997, Miltope entered into a strategic agreement with Honeywell, Inc. Business and Commuter Aviation Systems, to provide Portable Maintenance Access Terminals ("PMAT") for use in business jets and commuter aircraft around the world as an option on Honeywell's integrated avionics systems. As of February 9, 2001, Miltope has received firm orders of approximately $4,300,000 under this agreement.

     In March 2000, Miltope entered into an agreement with Tenzing, Inc. to provide airborne telephony servers for Tenzing's FlightConnect TM service for use on commercial passenger airlines throughout the world. As of February 9, 2001, Miltope has received firm orders of approximately $750,000 from this customer for this product. Other customers for this product accounted for an additional $200,000 of firm orders.

     In April 2000, Miltope entered into a ten year contract with Empresa Brasileira De Aeronautica (Embraer) to provide flight deck printers for use on board their ERJ-170, ERJ-190-100 and ERJ-190-200 regional and commuter jet aircraft. The estimated contract value is in excess of $15,000,000 over the ten year period of performance ending in 2010. The estimated contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved.

     In September 2000, Miltope entered into a partnership with EnGenius, Inc. to design and manufacture a ruggedized handheld test set computer for the automotive industry. As of February 9, 2001, Miltope has received firm orders of approximately $500,000 for this product.

Sales and Significant Customers
-------------------------------

     Sales in 2000 attributable to the military/rugged industry segment were approximately as follows: 71% from large DOD programs (each accounting for 5% or more of annual sales), 2% from smaller programs and sales of standard items in Miltope's catalogue, 25% from sales to foreign governments and defense contractors and 2% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

     In 2000, sales to the DOD accounted for 52% of net sales of the Company. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 2000 attributable to the commercial industry segment amounted to approximately 32% of the Company's total net sales.

     During 2000, 1999 and 1998, the Company recorded sales of $14,000, $44,000 and $1,000,000, respectively to Get 2 Net, Inc. and 3C
Communications International, S.A., that are affiliates of the Company.

Government Contracts
--------------------

     The Company's business is subject to various statutes, regulations and provisions governing defense contracts including the Truth in Negotiations Act, which provides for the examination by the U.S.
government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts.

     Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 4 to 12 months, with contracts under any particular program being subject to further funding and negotiation. The Company's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

Backlog
-------

     Backlog for both the military and commercial industry segments at December 31, 2000 was $29,000,000, an 81.3% increase from the $16,000,000 backlog at December 31, 1999. Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog will be recognized as revenue by December 31, 2001. The Company also believes that a substantial part of new delivery orders and contract funding received in 2001 will be recognized as revenue in the same year due to shorter lead times.

     Backlog for the commercial industry segment was approximately 16% of the total backlog at December 31, 2000 and approximately 45% of the total backlog at December 31, 1999.

     Backlog does not include un-funded portions of multi-year contracts.

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

Engineering, Research and Development
-------------------------------------

     The Company believes that success within the industry depends in large part upon its ability to develop and apply new technology to modify, enhance and expand its existing line of proprietary products. The funding of these activities is primarily internal through Company
sponsored research and development.   Product development activities
are generally the result of the need to respond to the anticipated requirements of future programs, the introduction of new technology that can be used to enhance product performance and direct requests by customers and the DOD. In certain cases the Company has licensed technology from commercial manufacturers for subsequent enhancements to bring the technology up to military and rugged requirements.

     Engineering design techniques and expertise are leveraged across all product lines enabling rapid development and improved time to market. Management believes approximately 1% to 5% of net sales for engineering, research and development expenditures should adequately support the Company's business.

     Engineering, research and development expenditures in 2000, 1999, and 1998 were approximately $659,000, $1,445,000 and $2,163,000, respectively.

     The Company's funded research and development efforts for its military/rugged segment include projects to enhance its mass storage devices, printers, computer workstations and portable/hand held computers. The Company's funded research efforts for its commercial segment include projects to enhance its airline in-flight cabin management and entertainment products, airborne printers and mass storage devices.

Employees
---------

     At December 31, 2000, the Company employed 130 full-time personnel
at Miltope and 15 full time personnel at PGI.   None of the Company's
employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------

     The Company recorded foreign sales in its military/rugged industry segment of approximately $2,600,000, $3,900,000 and $4,300,000 in
2000, 1999 and 1998, respectively. The Company recorded foreign sales in its commercial industry segment of approximately $1,800,000, $3,000,000 and $847,000 in 2000, 1999 and 1998, respectively.

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


ITEM 2. PROPERTIES
	----------

     The Company owns a 90,000 square foot manufacturing and administrative facility located on 25 acres in Hope Hull (Montgomery), Alabama ("Hope Hull").

     In addition, the Company owns a 25,000 square foot clean room, assembly and test facility in Springfield, Vermont.

     The Company leases a 9,175 square foot engineering and administrative facility in Boulder, Colorado.

     The Company through IV Phoenix Group, Inc., its 90% owned subsidiary, leases a 15,000 square foot manufacturing and administrative facility in Hauppauge, New York.

     The Company also leases various sales offices in the United
States.

     During 1999, the Company consolidated its Troy manufacturing facility with its Hope Hull facility as a planned measure to reduce
cost redundancy and maximize production efficiency.   On April 23,
2000, the Company sold its facility in Troy, Alabama to an unrelated third party for a sales price of $900,000 with a $25,000 gain being recognized in the quarter ended June 25, 2000. The proceeds of the sale were used to reduce the Industrial Revenue Authority Bonds.

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

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS
--------------------------------------------------------------------

Market Information
------------------

     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. On March 24, 1999, the Company began trading on the NASDAQ Small Cap Market. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since January 1, 1999 have been:


     Calendar Year 2000
     ------------------

     First Quarter                 $  3/4  $  5-7/8

     Second Quarter                 1-7/8     3-7/8

     Third Quarter                  1-3/8     2-3/8

     Fourth Quarter                  9/16     2-1/8

     Calendar Year 1999

     First Quarter                 $    2  $  1-3/16

     Second Quarter                 1-5/8     1-1/32

     Third Quarter                  1-1/2      13/16

     Fourth Quarter                1-1/16      11/16



Holders of Common Stock
-----------------------

     As of February 9, 2001, there were approximately 2,182 shareholders of record and beneficial owners of the Company's Common Stock.

Dividend Policy
---------------

     No dividends were declared or paid in 2000 or 1999. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA
	-----------------------

     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 2000 that should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

           (All amounts in thousands, except per share data)

                               					Year ended December 31,
					 ------------------------------------------------------------------
                         		 2000       1999          1998           1997            1996
                                	  	  As Restated*   As Restated*   As Restated*    As Restated                                    *
                                         ------------------------------------------------------------------
Income statement data:
----------------------
Net sales           			$40,730     $ 36,238      $ 35,509        $ 45,904	  $ 52,973
Gross profit        			  8,023        4,744         6,962          10,251	    12,330
Income (loss) before income taxes        (1,431)      (7,804)       (4,284)           (415)          1,626
Net income (loss)   			 (1,431)      (7,804)       (3,008)          1,644           2,026
Basic and diluted net income
 (loss) per share          		   (.24)       (1.33)         (.51)            .28             .35

Cash dividends declared per share             -            -     	 -               -               -

Weighted average shares
 outstanding  				  5,872        5,872         5,872           5,870           5,867

Balance sheet data:
-------------------
Working capital     			$ 9,859     $ 10,386      $ 18,828        $ 18,031  	  $ 18,292
Total assets        			 35,615       36,869        43,359   	    42,785   	    38,804
Long-term debt      			  9,654       13,986        15,123   	    11,374   	    11,340
Stockholders'equity       		 10,916       10,006        17,810          20,672          18,871


     * - The selected financial data has been restated to reflect the inclusion of PGI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     	  -----------------------------------------------------------
     The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company's consolidated financial condition, changes in financial condition, and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

     The following discussion and other sections of this Report on Form 10-K contain statements reflecting the Company's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors including those discussed in the "Overview" and "Outlook for the Company" sections below might affect the Company's ability to attain the projected performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


Overview
--------

     The Company's military/rugged business segment provides specialized computers and related peripheral equipment to the United States and foreign military defense departments. Equipment in this segment takes two primary forms. The first of these is fully militarized products, usually designed especially for a particular mission area with demanding environmental and quality requirements. The second of these is rugged products, usually based on a commercial baseline product, but adapted by the Company to meet environmental and quality specifications that exceed the requirements for commercial products. This segment can be further differentiated between the activities of Miltope Corporation and those of its 90% owned subsidiary, IV Phoenix Group, Inc.

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

     Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, in-flight cabin management and entertainment products, mass storage devices, and derivatives of rugged hand held Intel based computers originally developed for military applications.



Results of Operations
---------------------
Consolidated
------------
     The Company reported a consolidated net loss of approximately $1,431,000 in 2000 compared to net losses of approximately $7,804,000 in 1999 and $3,008,000 in 1998. The basic and diluted net loss per share was $.24 in 2000 compared to basic and diluted net losses per share of $1.33 in 1999 and $.51 in 1998.

     Sales for 2000 totaled approximately $40,730,000, an increase of approximately $4,492,000, or 12.4%, from 1999. This change was attributable to increases in SPORT units shipped and increases in other airborne products which were partially offset by decreases in PGI's total sales. Sales in 1999 totaled approximately $36,238,000, an increase of approximately $729,000, or 2.1% from 1998. This change was primarily attributable to an increase in sales of SPORT units and increases in airborne printers and contract sales.

     Gross profit, as a percent of sales, was 19.7% in 2000, 13.1% in 1999 and 19.6% in 1998. The increase in 2000 from 1999 is primarily attributable to improvements in material costs and reductions in overhead costs due to increased sales volume. The decrease in 1999 from 1998 was primarily attributable to increased competition in various airborne printer products and contractually defined decreases in the sales price of SPORT partially offset by improved margins in various commercial airborne server applications.

     Selling, general and administrative expenses, as a percentage of sales, were 18.6% in 2000, 27.2% in 1999 and 23.1% in 1998. The decrease in 2000 as a percentage of sales was attributable to increased sales coupled with planned reductions in administrative and marketing costs. The increase in 1999 as a percentage of sales was attributable to decreased sales of PGI and increased management services fees from a company affiliated by certain common ownership.

     Engineering, research and development expenses, as a percentage of sales, was 1.6% in 2000, 4.0% in 1999 and 6.1% in 1998. The continued decrease in 2000 was attributable to an overall increase in customer funded research programs. The decrease in 1999 as a percent of sales was primarily attributable to increased sales volume and an emphasis on shared development expenses between customers and the Company.

     Interest expense-net decreased 3.6% in 2000 compared to 1999 due to a $2,468,000 reduction in total debt partially offset by an increase in interest rates. The 42.2% increase in 1999 interest expense compared to 1998 was primarily attributable to a $763,000 increase in total debt compounded by higher interest rates.


Miltope Corporation
-------------------

     Approximately 90% of the 2000 consolidated net sales are attributable to Miltope Corporation. The following is a discussion of Miltope's operating results net of any inter-company activity with IV Phoenix Group, Inc.

              			Miltope (net of Eliminations)
                 		  (Amounts in thousands)
-----------------------------------------------------------------------------------------
                                       				     Percentage Change
								     -----------------
                       		   2000      1999      1998     2000 vs 1999   1999 vs 1998
				--------  --------   --------   ------------   ------------
Net Sales           		$ 36,811  $ 27,515   $ 25,552      33.8%           7.7%
Cost of Sales     		  28,915    23,449     20,631  	   23.3%          13.7%
				--------  --------   --------
Profit Margin    		   7,896     4,066      4,921  	   94.2%         (17.4)%
				--------  --------   --------
Selling, G&A      		   5,735     7,238      6,532     (20.8)%         10.8%
Engineering, R&D       		     541     1,245      1,884     (56.5)%        (33.9)%
				--------  --------   --------
Income (loss)from Operations       1,620    (4,417)    (3,495)    136.7%         (26.4)%
Interest Expense - net             1,146     1,184        802      (3.2)%         47.6%
				--------  --------   --------
Net Income (Loss) before taxes       474    (5,601)    (4,297)    108.5%         (30.3)%
Income Tax Benefit                     -         -     (1,276)        -         (100.0)%
				--------  --------   --------
Net Income (Loss)   		$   474   $ (5,601)  $ (3,021)    108.5%         (85.4)%
				========  ========   ========

     Miltope reported net income of approximately $474,000 in 2000 compared to net losses of approximately $5,601,000 in 1999 and $3,021,000 in 1998. The basic and diluted net income per share was $.08 in 2000 compared to basic and diluted net losses per share of $.95 in 1999 and $.51 in 1998.

     Sales for 2000 totaled approximately $36,811,000, an increase of approximately $9,296,000, or 33.8%, from 1999. This change was attributable to increases in SPORT related sales and airborne data server products. Sales in 1999 totaled approximately $27,515,000, an increase of approximately $1,963,000, or 7.7% from 1998. This change was attributable to an increase in sales of SPORT units and increases in airborne printers and contract sales.

     Gross profit, as a percent of sales, was 21.5% in 2000, 14.8% in 1999 and 19.3% in 1998. The increase in 2000 from 1999 was primarily attributable to a more favorable product mix and continued improvement in material and overhead costs. The decrease in 1999 from 1998 was primarily attributable to increased competition in various airborne printer products and contractually defined decreases in the sales price of SPORT partially offset by improved margins in various commercial airborne server applications.

     Selling, general and administrative expenses, as a percentage of sales, were 15.6% in 2000, 26.3% in 1999 and 25.6% in 1998. The decrease in 2000 as a percentage of sales was attributable to increased sales coupled with planned reductions in administrative and marketing costs. As a percentage of sales, selling, general and administrative expenses in 1999 were basically flat with 1998.

     Engineering, research and development expenses, as a percentage of sales, was 1.5% in 2000, 4.5% in 1999 and 7.4% in 1998. The decrease in 2000 was attributable to a year long emphasis by company management on reducing cost in all areas of the company coupled with increased levels of customer funded research programs. The decrease in 1999 as a percent of sales was primarily attributable to increased sales volume and an emphasis on shared development expenses between customers and the Company.

     Interest expense - net decreased 3.2% in 2000 compared to 1999 due to a $2,018,000 decrease in total debt partially offset by an increase in interest rates. The 47.6% increase in 1999 interest expense - net of interest income was attributable to a $397,000 increase in total debt compounded by increased interest rates.

Liquidity and Capital Resources
-------------------------------
     The following is a breakdown of significant balance sheet categories between Miltope and PGI:

                              		         Miltope		   PGI
                        		   (Amounts in thousands)  (Amounts in thousands)
					   ----------------------   ---------------------
                      			      2000        1999       2000       1999
					    --------    --------    -------    -------
Cash and equivalents  			    $  2,181    $  1,874    $   530    $   563
Receivables, net      			       7,457       3,540        476        937
Inventories & other current assets  	      12,233      14,761      1,978      1,546
					    --------    --------    -------    -------
      Total current assets  		      21,871      20,175      2,984      3,046
					    ========    ========    =======    =======
Payables and other current liabilities         5,581       4,469      4,486      5,302
Short-term debt                		           -           -        800        800
Current portion of long-term debt     	       4,096       2,220         33         44
					    --------    --------    -------    -------
     Total current liabilities              $  9,677    $  6,689    $ 5,319    $ 6,146
					    ========    ========    =======    =======




        Consolidated working capital at December 31, 2000 totaled approximately $9,859,000, a decrease of approximately $527,000 from December 31, 1999. Accounts receivable increased approximately $3,456,000 as a result of higher sales in the fourth quarter of 2000 when compared to the fourth quarter sales of 1999. Inventories decreased approximately $2,483,000 as a result of continued management focus on increasing inventory turns by closely monitoring sales levels and the associative inventory levels required to meet those sales levels. Current maturities of long-term debt increased by approximately $1,865,000 primarily as a result of increased debt payment requirements.

        The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15,000,000. The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 with an outstanding balance of approximately $12,000,000. This balance was converted into a term loan payable in twelve equal quarterly installments beginning August 31, 1999.

        Cash provided by (used in) operating activities was approximately $3,101,000 in 2000, $2,512,000 in 1999 and ($3,182,000)
in 1998. The increase in cash provided by operating activities in 2000 and 1999 as compared to 1998 is primarily the result of management focus on working capital management in the areas of accounts receivables and inventories.

        In April 1994, the Company purchased a new headquarters facility and related capital equipment located in Montgomery, Alabama. The purchase was financed through a bank term loan and the proceeds from the offering of taxable revenue bonds (the "Bonds") by the Alabama State Industrial Development Authority which was completed on January 12, 1995 (the "SIDA Offering"). Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery, Alabama facility and a security interest in the equipment located at such facility.

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $12,900,000 that expire as follows: $5,650,000 in 2009, $1,290,000 in 2010, $2,460,000 in 2018 and
$3,500,000 in 2019. At December 31, 2000, the Company has a valuation allowance of $2,904,000 against the deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the deferred tax asset changes.

        Capital expenditures totaled $175,000 in 2000 compared to $750,000 and $906,000 in 1999 and 1998, respectively. The decrease in 2000 expenditures from 1999 was due to a reduction in business development demonstration equipment needs. The Company expects capital expenditures for 2001 to approximate the 2000 level. Depreciation and amortization expense for 2000 totaled $1,360,000 compared with $1,613,000 and $1,836,000 for 1999 and 1998, respectively. For 2001, depreciation and amortization expense is expected to be approximately
$800,000.

        The Company believes that its working capital and capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and the proceeds from any future lines of credit that the Company may negotiate.

Effects of Inflation
--------------------
        Inflation has not had a significant impact on the Company's results of operations.

Outlook for the Company
-----------------------
        Assuming that the U.S. economy maintains its present rate of moderate growth and interest rates remain relatively stable, the Company expects further increases in both sales and earnings for 2001. The Company believes that its results will be favorably affected in the future with its efforts to: continue to invest in new manufacturing technologies and productivity improvement initiatives in order to contain costs and increase efficiency; maintain a lower level of selling, general and administrative expenses, as a percent of sales; and continue to monitor product mix to further enhance profit margins.

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

     The Company has a term loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates (from 9.5% to 10.5%) would affect the Company's variable debt obligations and could potentially reduce future earnings by approximately $100,000.

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

                               PART III
      				 --------


Item 10. Directors and Executive Officers of the Registrant.
	 --------------------------------------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2001 annual meeting under the captions "Proposal No.1 - Election of Directors", "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

Item 11. Executive Compensation.
	 -----------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2001 annual meeting under the captions "Compensation of Executive Officers and Directors" and "Compensation of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and
	  Management.
	  ----------------------------------------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2001 annual meeting under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership of Common Stock by Directors, Nominees and Officers" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

Item 13.  Certain Relationships and Related Transactions.
	  -----------------------------------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2001 annual meeting under the captions "Certain Relationships and Related Transactions" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

PART IV
-------
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
			ON FORM 8-K
		  ----------------------------------------------------
(a) The following documents are filed as part of this Report     	Page
        								-----
        1.   Consolidated Financial Statements:

           Table of Contents to Consolidated Financial Statements     	 F-1

           Independent Auditors' Report                     	    	 F-2

	   Independent Auditors' Report of Others Auditors		 F-3

           Consolidated Balance Sheets as of December 31,
           2000 and 1999                             			 F-4

           Consolidated Statements of Operations for the Years
           Ended December 31, 2000, 1999 and 1998           	    	 F-5

           Consolidated Statements of Stockholders' Equity for
           the Years Ended December 31, 2000, 1999 and 1998 	    	 F-6

           Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2000, 1999 and 1998           	    	 F-7

           Notes to Consolidated Financial Statements                 	 F-8


        2.   Financial Statement Schedules

                  The following financial statement schedule for the years ended December 31, 2000, 1999, and 1998 is included in Part IV of this report on the indicated page:

           Schedule II    Valuation and Qualifying Accounts and
			        Reserves   				 F-20

                  All other Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes hereto.

          Independent Auditors' Consent                   		 F-21

	  Independent Auditors' Consent of Other Auditors		 F-22

        3. Exhibits                                                      23


(b) There have been no reports on Form 8-K filed during the last quarter of the period ended December 31, 2000

                       Intentionally Left  Blank

Exhibit                                                           		 Page
Number     Description of Exhibit                                 		Number
-------    ----------------------						------
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

Exhibit                                                           		Page
Number     Description of Exhibit                                 		Number
-------    ----------------------						------
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

Exhibit                                                           		Page
Number     Description of Exhibit                                 		Number
-------    ----------------------						------

10(f)(A) 1995 Stock Option and Performance Award Plan adopted by the Board of Directors of the Registrant on April 11, 1995 and approved by the stockholders of the Registrant on June 5, 1995 Incorporated by reference to Exhibit 4(a)(1) to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 21, 1995 (File No. 33-65233)].

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

10(k)(A)(4)Amendments to Loan Agreement and Related
           Documents, dated February 6, 1997, among Regions Bank (formerly First Alabama Bank), Miltope Corporation and Miltope Business Products, Inc. [Incorporated by reference to Exhibit 10(k)(A)(4) to the Registrant's Form 10-K filed with the Commission on March 26, 1997 (File No. 0-13433)].

Exhibit                                                           		Page
Number     Description of Exhibit                                 		Number
-------    ----------------------						------

10(k)(A)(5)Amendments to Loan Agreement and Related
           Documents, dated December 1, 1997, among Regions Bank (formerly First Alabama Bank), Miltope Corporation and Miltope Business Products, Inc. [Incorporated by reference to Exhibit 10(K)(A)(5) to the Registrant's Form 10-K filed with the Commission on March 23, 1998 (File No. 0-13433)].

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

10(q)(E) Stock Option Agreement, dated as of September 11,1997, between the Registrant and William L. Dickinson. [Incorporated by reference to Exhibit 10(q)(E) to the Registrants Form 10-K filed with the Commission on March 23, 1998 (File No. 0-13433)].

10(q)(F) Stock Option Agreement, dated September 17, 1998, between the Registrant and William L.Dickinson. [Incorporated by reference to Exhibit 10(q)(F) to the Registrants Form 10-K filed with the Commission on March 31, 1999 (File No. 0-13433)].

*10(q)(G)  Stock Option Agreement, dated April 20, 2000,
           between the Registrant and William L. Dickinson.

10(u) Stock Option Agreement, dated September 17, 1998, between the Registrant and Jerry Tuttle.
           [Incorporated by reference to Exhibit 10(u) to the Registrant's Form 10-K filed with the Commission on March 31, 1999 (File No. 0-13433)].

*10(u)(A)  Stock Option Agreement, dated April 20, 2000,
           between the Registrant and Jerry Tuttle.

---------------
*Filed herewith

Exhibit                                                          		 Page
Number     Description of Exhibit                                 		Number
-------    ----------------------						------

10(v) Stock Option Agreement dated January 15, 1999 between the Registrant and Thomas R. Dickinson. [Incorporated by reference to Exhibit 10(v) to the Registrant's Form 10-K filed with the Commission on March 31, 2000 (File No. 0-13433)].

*10(v)(A)  Stock Option Agreement dated May 4, 2000, between the Registrant and Thomas R. Dickinson.

*10(w) Stock Option Agreement, dated April 20, 2000, between the Registrant and Lawrence P. Farrell.

 10(x) Stock Option Agreement dated June 25, 1999, between the Registrant and Tom B. Dake.
           [Incorporated by reference to Exibit 10(x) to the Registrant's Form 10-K filed with the Commission on March 31, 2000 (File No. 0-13433)].

*10(x)(A)  Stock Option Agreement dated May 4, 2000,
           between the Registrant and Tom B. Dake.

*10(y) Stock Option Agreement dated September 5, 2000, between the Registrant and Gerald Sanford.

*10(z) Stock Option Agreement dated January 14, 2000, between the Registrant and Trevor Francis.

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

*21        Subsidiaries of the Registrant.

*23 Independent Auditors' Consent, dated April 04, 2001, to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8
           of their report dated February 9, 2001
	   (April 03, 2001 as to the waiverletter described in Note 5) appearing in this Annual Report on Form 10-K for the year ended December 31, 2000.

 27        Financial Data Schedule

---------------
*Filed herewith

                  THIS PAGE INTENTIONALLY LEFT BLANK

                  MILTOPE GROUP INC. AND SUBSIDIARIES
		  -----------------------------------

        TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
	------------------------------------------------------




                                                          Page

Independent Auditors' Report                              F-2

Independent Auditors' Report of Other Auditors		  F-3

Consolidated Balance Sheets as of December 31, 2000
  and 1999                                                F-4

Consolidated Statements of Operations for the
  Years Ended December 31, 2000, 1999 and 1998            F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998            F-6

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2000, 1999 and 1998            F-7

Notes to Consolidated Financial Statements                F-8






     The following financial statement schedule for the years ended December 31, 2000, 1999, and 1998 is included in Part IV of this report on the indicated page:

           Schedule II    Valuation and Qualifying
			  Accounts andReserves           F-20

     All other Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes hereto.

INDEPENDENT AUDITORS' REPORT
----------------------------
To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and subsidiaries (a majority-owned subsidiary of Great Universal Incorporated) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the transfer of IV Phoenix Group, Inc. (PGI) from Great Universal Incorporated, which has been accounted for on an "as if pooled" basis as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of PGI as of December 31, 1999, or the related statements of operations, stockholders' equity, and cash flows of PGI for the year then ended, which statements reflect total assets of $798,000 as of December 31, 1999, and total revenues of $9,045,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PGI for 1999, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miltope Group Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
February 9, 2001 (April 03, 2001 as to the waiver
letter described in Note 5)

INDEPENDENT AUDITORS' REPORT OF OTHER AUDITORS


To IV Phoenix Group, Inc.:

We have audited the accompanying balance sheet of IV Phoenix Group, Inc.
(a New York Corporation) as of December 31, 1999, and the related statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IV Phoenix Group, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York
March 30, 2001

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
-----------------------------------
                                                          		      As Restated
ASSETS                                               		   2000	          1999
CURRENT ASSETS:							-----------   -----------
 Cash and cash equivalents                    			$ 2,711,000   $ 2,437,000
 Accounts receivable                          			  7,933,000     4,477,000
 Inventories                                  			 12,877,000    15,360,000
 Deferred income taxes                        			    952,000       535,000
 Other current assets                         			    382,000       412,000
								-----------   -----------
       Total current assets                   			 24,855,000    23,221,000
								-----------   -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                      			  8,911,000     8,786,000
 Furniture and fixtures                       			  1,628,000     1,615,000
 Land, buildings and improvements               		  6,732,000     8,449,000
								-----------   -----------
       Total property and equipment           			 17,271,000    18,850,000
 Less accumulated depreciation and amortization                  10,679,000    10,374,000
								-----------   -----------
       Property and equipment - net           			  6,592,000     8,476,000
								-----------   -----------
DEFERRED INCOME TAXES                         			  3,212,000     3,629,000
OTHER ASSETS                                  			    956,000     1,543,000
								-----------   -----------
TOTAL                                         			$35,615,000   $36,869,000
								===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                             			$ 5,533,000   $ 4,089,000
 Accrued expenses                             			  4,534,000     5,682,000
 Short-term debt                              			    800,000       800,000
 Current maturities of long-term debt         			  4,129,000     2,264,000
 								-----------   -----------
      Total current liabilities              			 14,996,000    12,835,000

LONG-TERM DEBT                                			  9,654,000    13,986,000

OTHER LIABILITIES                              			     49,000        42,000
								-----------   -----------

       Total liabilities                      			 24,699,000    26,863,000
								-----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value; 20,000,000 shares
  authorized; 6,811,112 shares outstanding
  at December 31, 2000 and 1999                			     68,000        68,000
 Capital-in-excess of par value                 		 24,519,000    22,178,000
 Retained earnings                            			    575,000     2,006,000
 								-----------   -----------
                                             			 25,162,000    24,252,000
 Less treasury stock, at cost                 			 14,246,000    14,246,000
								-----------   -----------
       Total stockholders' equity             			 10,916,000    10,006,000
								-----------   -----------
TOTAL                                         		        $35,615,000   $36,869,000
								===========   ===========
See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------

                                                          As Restated     As Restated
                                            2000              1999           1998
					-----------       -----------    -----------
NET SALES                        	$40,730,000       $36,238,000    $35,509,000

COSTS AND EXPENSES:
 Cost of sales                  	 32,707,000        31,494,000     28,547,000
 Selling, general and administrative      7,578,000         9,840,000      8,195,000
 Engineering, research and
  development                     	    659,000         1,445,000      2,163,000
					-----------       -----------    -----------

       Total                             40,944,000        42,779,000     38,905,000
					-----------       -----------    -----------

LOSS FROM OPERATIONS            	   (214,000)       (6,541,000)    (3,396,000)

INTEREST EXPENSE - net           	  1,217,000         1,263,000        888,000
					-----------       -----------    -----------

LOSS BEFORE INCOME
 TAXES                          	 (1,431,000)       (7,804,000)    (4,284,000)

INCOME TAX BENEFIT                                -                 -     (1,276,000)
					-----------       -----------    -----------

NET LOSS                                $(1,431,000)      $(7,804,000)   $(3,008,000)
					===========       ===========    ===========
BASIC AND DILUTED NET
  LOSS PER SHARE                	$      (.24)      $     (1.33)   $      (.51)
					===========       ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                   	  5,871,523         5,871,523      5,871,523
					===========       ===========    ===========


See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------


 				       Common Stock       Capital-in-
                                		Par        Excess of      Retained  	   Treasury Stock
                       		    Shares      Value      Par Value      Earnings       Shares        Cost
				   ---------   --------   -----------    -----------    -------    -----------
Balance, January 1, 1998    	    6,811,112   $ 68,000   $22,178,000    $12,818,000    939,589    $14,246,000
(As Restated)

Net loss                    	            -          -             -     (3,008,000)         -              -
				    ---------   --------   -----------    -----------    -------    -----------
Balance, December 31, 1998    	    6,811,112     68,000    22,178,000      9,810,000    939,589     14,246,000
(As Restated)

Net loss                                    -          -             -     (7,804,000)         -              -
				    ---------   --------   -----------    -----------    -------    -----------

Balance, December 31, 1999  	    6,811,112     68,000    22,178,000      2,006,000    939,589     14,246,000
(As Restated)

Pre-acquisition conversion of
 PGI related-party debt to equity                            2,341,000

Net loss                   	            -          -             -     (1,431,000)         -              -
				    ---------   --------   -----------    -----------    -------    -----------

Balance, December 31, 2000  	    6,811,112   $ 68,000   $24,519,000    $   575,000     939,589   $14,246,000
				   =========   ========   ===========    ===========    ========   ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------------

                                                                                As Restated     As Restated
                                                               2000                1999              1998
OPERATING ACTIVITIES:					    -----------         -----------      -----------
 Net loss                             			    $(1,431,000)	$(7,804,000)     $(3,008,000)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization         		      1,360,000 	  1,613,000        1,836,000
  Provision for slow-moving and obsolete inventories          1,319,000           1,289,000        1,243,000
  Provision for doubtful accounts receivable      	        182,000             551,000           24,000
  Provision for asset impairment             			      -             281,000                -
  Gain on sale of fixed assets          		        (22,000)                  -           (4,000)
  Deferred income taxes                      			      -                   -       (1,579,000)
  Change in assets and liabilities provided (used) cash:
   Accounts receivable                  		     (3,638,000)          3,179,000        3,226,000
   Inventories                           		      1,164,000           3,505,000       (4,891,000)
   Other current assets                  			 30,000            (344,000)         (30,000)
   Other assets                          		        409,000            (386,000)        (148,000)
   Accounts payable and accrued expenses           	      3,728,000             223,000          149,000
   Other liabilities                         		   	      -             405,000                -
							    -----------          ----------       ----------
     Net cash provided by (used in) operating activities      3,101,000           2,512,000       (3,182,000)
							    -----------          ----------       ----------

INVESTING ACTIVITIES:
 Purchases of property and equipment     		       (175,000)           (750,000)        (906,000)
 Proceeds from sale of property and equipment      		900,000                   -           48,000
 							    -----------          ----------       ----------
    Net cash provided by (used in) investing activities         725,000            (750,000)        (858,000)
							    -----------          ----------       ----------

FINANCING ACTIVITIES:
 Net borrowings on revolving credit loan          		      -                   -        4,090,000
 Net borrowings (payments) on long-term debt     	     (3,552,000)            377,000         (297,000)
							    -----------          ----------       ----------
     Net cash provided by (used in) financing activities     (3,552,000)            377,000        3,793,000
							    -----------          ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            274,000           2,139,000         (247,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      	      2,437,000             298,000          545,000
							    -----------          ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR  		    $ 2,711,000         $ 2,437,000      $   298,000
							    ===========		===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments made for:
  Income taxes                          		    $         -         $     2,000      $    67,000
							    ===========		===========      ===========
  Interest                                   		    $   980,000         $ 1,227,000      $   875,000
							    ===========		===========      ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    AND FINANCIAL REPORTING POLICIES
    ---------------------------------
   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc. and its wholly owned subsidiaries, Miltope Corporation ("Miltope"), IV Phoenix Group, Inc. ("PGI"), Miltope Business Products, Inc. ("MBP") and Miltope's wholly owned subsidiary, International Miltope, Ltd., a Foreign Sales Corporation ("FSC"). These companies are collectively referred to as the "Company". All material inter-company transactions have been eliminated. The Company is a majority owned subsidiary of Great Universal Incorporated ("GUI"). All amounts presented have been rounded to the nearest thousand.

   Nature of Operations - The Company through its two industry segments, military/rugged and commercial, is engaged in the development of computers and peripheral equipment for rugged and other specialized applications for military and commercial customers, domestic and international.

   Accounting Estimates - The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fair Value of Financial Instruments - The carrying value of the Company's accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. Additional information regarding the fair value of other financial instruments is disclosed in Note 5.

   Cash Equivalents -The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

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

   Revenue Recognition - The Company recognizes revenue from product sales when title, ownership and risk of loss passes, which occurs at the time of delivery. Revenue for certain pre-production services pursuant to sales contracts is recognized when the service is performed.

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

   Net Loss Per Share - Basic and diluted net loss per share are computed by dividing net loss by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net loss per share. Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Anti-dilutive options were 333,512, 312,858 and 297,245 for 2000, 1999 and 1998, respectively.

   Recent Accounting Pronouncement - Statement of Financial Account Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

   Reclassifications - Certain prior years amounts have been reclassified to conform with the 2000 presentation.

2.   ACQUISITION OF PGI BY MILTOPE GROUP, INC.
     -----------------------------------------
   On April 1, 2000, the Company entered into an agreement with GUI to acquire GUI's ownership of 90% of the outstanding stock of IV Phoenix Group, Inc. ("PGI") by the Company. Since GUI, through its controlling interest in the Company, continues to own a controlling interest in PGI after the acquisition, the acquisition has been recorded on the Company's books at GUI's historical cost and accounted for on an "as if pooled basis". Accordingly, the accompanying 1999 and 1998 financial statements have been restated on this basis. All material transactions between the Company and PGI have been eliminated.

   Revenues and net income (loss) for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:


			   1999              1998
			-----------       -----------

   Revenues (net of eliminations):
      Miltope           $27,517,000	  $25,552,000
      PGI      		  8,721,000         9,957,000
 			-----------       -----------
  Combined               36,238,000        35,509,000
   			===========       ===========
   Net income (loss):
      Miltope            (5,601,000)       (3,021,000)
      PGI                (2,203,000)           13,000
			-----------       -----------
   Combined             $(7,804,000)      $(3,008,000)
   			===========       ===========

3. ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable consist of the following:
							       As Restated
                                                   2000           1999
   						-----------    -----------
   Amounts receivable from the
     United States Government   		$ 1,727,000    $   641,000
   Amounts receivable from other customers        6,776,000      4,382,000
   Allowance for doubtful accounts     		   (570,000)      (546,000)
    						-----------    -----------
          Total 				$ 7,933,000    $ 4,477,000
						===========    ===========

4. INVENTORIES
   -----------

   Inventories consist of the following:                      As Restated
                                                   2000           1999
						-----------    -----------
	  Purchased parts and subassemblies   	$ 9,911,000    $10,302,000
        Work-in-process                           2,966,000      5,058,000
						-----------    -----------
           Total        			$12,877,000    $15,360,000
						===========    ===========

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventoried costs include engineering and manufacturing overhead, contract specific tooling, and other related non-recurring costs. Inventories include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Inventories include a reserve for slow-moving and obsolete items of $1,913,000, and $710,000 at December 31, 2000, and 1999,
   respectively.

5.  LONG-TERM DEBT
    --------------

   Long-term debt consists of the following:
   							  As Restated
                                                2000          1999
					    -----------   -----------
      Term loan                             $ 8,975,000   $10,975,000
      Industrial Development Authority
        Revenue Bonds                         3,515,000     4,767,000
      Other debt                              1,293,000       508,000
 					    -----------   -----------
       Total                                 13,783,000    16,250,000
        Less current maturities               4,129,000     2,264,000
					    -----------   -----------

        Total                               $ 9,654,000   $13,986,000
					    ===========   ===========

   The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August 31, 1999. The balance remaining on the revolving agreement at May 31,1999 that was subsequently converted into a term loan was approximately $12,000,000. The $12,000,000 term loan, at the Company's option, bears interest at the bank's reference rate (effective rate was 9.50% and 8.75% at December 31, 2000 and 1999, respectively), or at a rate equaling the London Inter Bank Offered Rate plus 2.0%. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $380,000 and $670,000 from December 2001 through December 2009. Repayment of the Bonds is secured by an irrevocable letter of credit in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery, Alabama facility and a security interest in the equipment located at such facility. Property and equipment with a carrying value of $4,991,000 and $6,584,000 at December 31, 2000 and 1999,
   respectively, are pledged as collateral. Letter of credit commitment fees paid during 2000 and 1999 were $45,000 and $60,000, respectively. The agreement with the Industrial Development Authority bears interest at a variable market rate that ranged from 6.15% to 7.01% during 2000, and was 6.64% and 6.25% at December 31,
   2000 and 1999, respectively.

   The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees, (iii) investment in, and advances to, other entities, and (iv) payment of dividends. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income. At December 31, 2000, the Company was in default of certain financial ratio requirements related to minimum net worth and cash flows measured annually and to total liabilities and tangible net worth and current assets and current liabilities measured quarterly. The Company obtained a letter dated April 02, 2001, from the primary lender waiving all violations as of December 31, 2000; revising the ratio requirement for total liabilities to tangible net worth and the ratio requirement for current assets to current liabilities for the measurement dates in 2001.

   Other notes are due in aggregate monthly installments of $35,000 including variable interest based on the U.S. Treasury Rate (7.25% and 6.75% at December 31, 2000 and 1999, respectively).

   Interest expense of $1,217,000, $1,263,000, and $888,000 for 2000,
   1999, and 1998, respectively is presented net of interest income of $150,000, $40,000 and $18,000 for 2000, 1999, and 1998,
   respectively.

   The aggregate maturities of current and long-term debt subsequent to December 31, 2000, reflecting the revision by the primary lender are presented below.

                   Year Ending December 31,
		  ------------------------
                            2001    		$ 4,129,000
                            2002         	  4,811,000
                            2003         	  2,359,000
                            2004         	    714,000
                            2005          	    525,000
                         Thereafter     	  1,245,000
						-----------
                            Total   		$13,783,000
						===========

   The fair value of long-term debt approximated the carrying value as of December 31, 2000 and 1999, as all instruments are at variable interest rates.

6. INCOME TAXES
   ------------

      The benefit for income taxes consists of the following:

                               As Restated    As Restated
                      2000        1999   	  1998
		    --------   -----------    -----------
     Current:
        Federal     $      -     $     -         303,000
        State              -           -               -
     Deferred              -           -      (1,579,000)
		    --------   -----------    -----------
     Total          $      -     $     -     $(1,276,000)
		    ========   ===========   ===========

   The Company's benefit for income taxes differs from the amount computed using the federal statutory tax rate as a result of the following items:

                                     		      As Restated      As Restated
                                  	  2000            1999            1998
					---------     -----------       -----------
   Amount at federal statutory rate	$(487,000)    $(2,603,000)	$(1,407,000)
   Increases (reductions) due to:
     State taxes - net of federal
       income tax benefit        	  (78,000)       (261,000)         (119,000)
     Change in valuation allowance     	  490,000       2,861,000           (54,000)
     Adjustment to estimated income
       tax accruals                	        -               -           207,000
     Goodwill                     	   50,000		-		  -
     Other                   		   25,000      	    3,000            97,000
					---------     -----------       -----------
   Total                          	$       -     $         -	$(1,276,000)
					=========     ===========       ===========

     The deferred tax assets and liabilities at December 31, 2000 and
     1999 are comprised of the following:
                                                 2000
			       -------------------------------------------
                                               Deferred
                                Deferred         Tax
                               Tax Assets     Liabilities        Total
			      -----------     -----------      -----------
   Current :
     Inventories               $ 1,202,000     $        -      $ 1,202,000
     Non-deductible accrual        506,000              -          506,000
     Deferred revenue              538,000              -          538,000
     Prepaid expenses                    -        (37,000)         (37,000)
			       -----------     ----------      -----------
        Total current            2,246,000        (37,000)       2,209,000
     Valuation allowance        (1,257,000)             -       (1,257,000)
			       -----------     ----------      -----------
     Net current                   989,000        (37,000)         952,000
 			       -----------     ----------      -----------
  Long-term:
     Intangible assets               2,000              -            2,000
     Net operating loss
       carryforward              4,698,000              -        4,698,000
     Alternative minimum tax
       credit carryforward         240,000              -          240,000
    Accelerated depreciation             -        (81,000)         (81,000)
			       -----------     ----------      -----------
        Total long-term          4,940,000        (81,000)       4,859,000
    Valuation allowance         (1,647,000)    		-       (1,647,000)
			       -----------     ----------      -----------
    Net long-term                3,293,000        (81,000)       3,212,000
			       -----------     ----------      -----------
     Net                       $ 4,282,000    $  (118,000)     $ 4,164,000
			       ===========    ===========      ===========

						   1999
						As Restated
				-------------------------------------------
                                                 Deferred
                                 Deferred          Tax
                                Tax Assets     Liabilities          Total
				----------     -----------      -----------
   Current :
     Inventories                $  746,000      $        -      $   746,000
     Non-deductible accrual        318,000               -          318,000
     Prepaid expenses                    -         (19,000)         (19,000)
				----------     -----------      -----------
        Total current            1,064,000         (19,000)       1,045,000
     Valuation allowance          (510,000)              -         (510,000)
				----------     -----------      -----------
     Net current                   554,000         (19,000)         535,000
 				----------     -----------      -----------
  Long-term:
     Intangible assets               2,000               -            2,000
     Net operating loss
       carryforward              4,754,000               -        4,754,000
     Government obligations        611,000               -          611,000
     Alternative minimum tax
       credit carryforward         240,000               -          240,000
     Accelerated depreciation            -         (74,000)         (74,000)
				----------     -----------      -----------
        Total long-term          5,607,000         (74,000)       5,533,000
     Valuation allowance        (1,904,000)              -       (1,904,000)
				----------     -----------      -----------
     Net long-term               3,703,000         (74,000)       3,629,000
				----------     -----------      -----------
     Net                       $ 4,257,000     $   (93,000)     $ 4,164,000
			       ===========     ===========      ===========

   At December 31, 2000, the Company has established a valuation allowance of $2,904,000 against the net deferred income tax assets. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the net operating loss carryforward asset changes.

   The Company has net operating loss carryforwards for federal income
   tax purposes at    December 31, 2000 of approximately $12,900,000
   that expire as    follows: $5,650,000 in 2009, $1,290,000 in 2010,
   $2,460,000 in 2018    and $3,500,000 in 2019. The Company also has
   approximately $240,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.

7.    EMPLOYEE BENEFIT PLANS
	----------------------
   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees.
   Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total pay. The Company's provision pursuant to the Plan amounted to $81,000 in 2000. The Company made no contributions for 1999 or 1998.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. The Company recorded a bonus provision of $300,000 for 2000, and none for 1999 or 1998.

8. STOCK OPTIONS
   -------------
   The Company has a Stock Option and Performance Award Plan ("SOPA") under which 500,000 shares of common stock are reserved for issuance under options to be granted for periods not to exceed ten years at an exercise price not less than the fair market value of the shares at the date of grant. They are exercisable at a cumulative rate of 25% in each of the first four years subsequent to the applicable grant.

   Under separate plans, certain of the Company's outside directors have been granted options to purchase shares of common stock at exercise prices of 85% of the fair market value of such shares at date of grant. Such options are exercisable at any time during the term of ten years as long as the recipient is a director or within one year after termination of service.


   A summary of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the year ended on those dates is presented below:

                                                                As Restated                         As Restated
                                   2000                             1999                               1998
			-----------------------------  ---------------------------------   ----------------------------------
		  			    Weighted	        		Weighted			    Weighted
				  Weighted   Average		   Weighted 	Average			Weighted     Average
              		Options    Average  Fair Value   Options   Average     Fair Value   Options	 Average   Fair Value
		  	  for     Exercise  at Grant	   for     Exercise	at Grant      for	Exercise    at Grant
              		Shares     Price      Date	 Shares     Price	  Date	    Shares	 Price	      Date
			-----------------------------  ---------------------------------   ----------------------------------
 Outstanding at
  beginning of year     312,858    $2.20                 297,245    $3.14                    285,717	  $3.56

 Granted
    Price = fair value   37,000    $1.53      $1.45      161,500    $1.41       $0.99         83,000      $2.93       $1.99

    Price less than
    fair value           19,254    $2.34      $2.77                           		      23,528	  $1.28       $1.05

  Exercised                  --                               --                                 --

Canceled          	(35,600)   $1.89                (145,887)   $3.24                    (95,000)     $3.73
			-------                         --------                             --------
  Outstanding at end
  of year               333,512    $2.17                 312,858    $2.20                    297,245      $3.14
			=======                         ========			    ========

  Options exercisable
    at December 31:
  Director options       66,012    $2.27                  46,758    $2.25                     97,645      $2.92

  Employee options      107,500    $2.86    		  64,050    $3.61                     77,150      $3.61
			-------                          -------                             -------
  Total                 173,512    $2.64                 110,808    $3.04                    174,795      $3.22
			=======                          =======			    ========

  The following table summarizes information about stock options outstanding at December 31, 2000:

                   	         Options Outstanding                       Options Exercisable
			---------------------------------------------   -----------------------------
                   		       Weighted
                   		        Average           Weighted                       Weighted
                   	  Number       Remaining           Average           Number       Average
                 	Outstanding  Contractual Life   Exercise Price   Outstanding   Exercise Price
		     	----------------------------------------------   -----------------------------
   Range of Exercise Prices
   $1.25 -- $4.46        316,512         7.66              $1.99           156,512         $2.33
   $5.50 -- $5.50         17,000         2.72              $5.50            17,000         $5.50
    			 -------					   -------
                         333,512         7.41              $2.17           173,512         $2.64
                 	 =======					   =======


  The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Compensation expense related to these plans under this methodology is insignificant. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net loss and basic and diluted net loss per share would approximate the pro forma amounts below.

                                            As Restated    As Restated
                                 2000           1999          1998
			     -----------    -----------   ------------
   Net loss:
   As reported               $(1,431,000)   $(7,804,000)  $(3,008,000)
   Pro forma                 $(1,556,000)   $(7,869,000)  $(3,089,000)

  Basic and diluted net
   loss per share:
   As reported               $     (0.24)   $    (1.33)   $    (0.51)
   Pro forma                 $     (0.26)   $    (1.34)   $    (0.53)


  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  For purposes of SFAS 123, the weighted average fair value of the options granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           As Restated   As Restated
                                  2000        1999          1998
				-------    -----------   -----------
   Expected life (years)          10.0        10.0          10.0
   Risk-free interest rate         5.71%       5.62%         5.87%

   Dividend rate                     0%          0%            0%
   Expected volatility           106.63%      57.18%        49.96%

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Leasing Arrangements - The Company is obligated under several non-cancelable operating leases covering land, office facilities and equipment. The corporate headquarters resides upon land under a lease which provides for minimum rentals through 2086. Minimum rentals are subject to increases based on the annual consumer price index. Future minimum lease payments under all operating leases with an initial or remaining non-cancelable lease term of more than one year at December 31, 2000 are as follows:

           Year Ending December 31,
	   ------------------------
                  2001   	    $   281,000
                  2002       	        200,000
                  2003       	        163,000
                  2004       	         57,000
                  2005       	         33,000
               Thereafter             2,643,000
				    -----------
                 Total              $ 3,377,000
				    ===========


   Aggregate rental expense under operating leases amounted to $428,000, $483,000, and $399,000 in 2000, 1999 and 1998,
   respectively.

   The Company leases office space at its Hope Hull facility to tenants on a year-to-year basis, as well as under a multi-year lease with entities affiliated through certain common ownership, where future minimum lease receipts at December 31, 2000 are as follows:

         Year Ending December 31,
	   ------------------------
                 2001 			  $ 100,000
                 2002                       100,000
					  ---------
                 Total 			  $ 200,000
					  =========

   Aggregate rental income under operating leases amounted to $187,000, $143,000, and $162,000 in 2000, 1999 and 1998,
   respectively. Rental income from related parties was $96,000, $143,000 and $148,000 in 2000, 1999, and 1998, respectively.

   Litigation - The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the financial statements.

   Claims - From time to time the Company has certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at December 31, 2000, the Company believes that additional costs evolving from these negotiations will not be material to the financial statements.

10.  SEGMENT INFORMATION
     -------------------
   The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating profit (loss) does not reflect other income (expense) or income taxes.

     										General
   2000                             Military/Rugged  Commercial  Eliminations  Corporate    Consolidated
   ----  			    --------------- -----------  ------------ -----------   ------------
   Net sales from external customers   $28,011,000  $12,972,000  $ (253,000)                $40,730,000
				       ===========  ===========  ===========                ===========
   Segment operating income (loss)     $(1,379,000) $ 1,311,000  $ (146,000)                $  (214,000)
				       ===========  ===========  ===========                ===========
   Identifiable assets   	       $18,675,000  $ 8,727,000  $    7,000   $ 8,206,000   $35,615,000
				       ===========  ===========  ===========  ===========   ===========
   Capital expenditures  	       $   112,000  $    63,000                             $   175,000
				       ===========  ===========                             ===========
   Depreciation and amortization       $   883,000  $   330,000  $  147,000   		    $ 1,360,000
 				       ===========  ===========  ===========                ===========

     										General
   1999 (As Restated)               Military/Rugged  Commercial  Eliminations  Corporate    Consolidated
   -----------------	   	    --------------- -----------  ------------ -----------   ------------
   Net sales from external customers   $25,230,000  $14,048,000  $(3,040,000)               $36,238,000
 				       ===========  ===========  ===========                ===========
   Segment operating loss	       $(5,566,000) $  (828,000) $  (147,000)               $(6,541,000)
 				       ===========  ===========  ===========                ===========
   Identifiable assets   	       $21,755,000  $ 6,558,000  $   154,000   $8,402,000   $36,869,000
 				       ===========  ===========  ===========   ===========  ===========
   Capital expenditures  	       $   434,000  $   316,000                             $   750,000
 				       ===========  ===========                             ===========
   Depreciation and amortization       $ 1,027,000  $   440,000  $   146,000                $ 1,613,000
   				       ===========  ===========  ===========                ===========

     										General
   1998 (As Restated)               Military/Rugged  Commercial  Eliminations  Corporate    Consolidated
   -----------------	   	    --------------- -----------  ------------ -----------   ------------
    Net sales from external customers  $24,979,000  $11,676,000  $(1,146,000)               $35,509,000
   				       ===========  ===========  ===========                ===========
    Segment operating loss             $(3,034,000) $  (216,000) $  (146,000)               $(3,396,000)
   				       ===========  ===========  ===========                ===========
    Identifiable assets                $28,977,000  $ 8,311,000  $   300,000   $5,771,000   $43,359,000
   				       ===========  ===========  ===========   ===========  ===========
    Capital expenditures               $   591,000  $   315,000                             $   906,000
   				       ===========  ===========                             ===========
    Depreciation and amortization      $ 1,142,000  $   548,000  $   146,000                $ 1,836,000
   				       ===========  ===========  ===========                ===========

   In 2000, 1999 and 1998, foreign sales accounted for 9%, 2% and 2% respectively, of the military/rugged segment net sales and 14%, 21% and 7%, respectively, of the commercial segment net sales.

   During 2000, 1999 and 1998, the United States Government accounted for 52%, 42% and 38% of consolidated net sales of the Company, respectively.


11. UNAUDITED QUARTERLY FINANCIAL DATA
    ----------------------------------
   Summarized unaudited quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:

                                                          Thirteen Weeks Ended
					-------------------------------------------------------
                           		 March 26,       June 25,    September 24,  December 31,
                              	    	   2000           2000           2000          2000
					-----------    -----------    -----------   -----------
     Net sales          		$ 7,727,000    $10,725,000    $ 9,385,000   $12,893,000
					===========    ===========    ===========   ===========
     Gross profit       		$ 2,136,000    $ 2,088,000    $ 1,617,000   $ 2,182,000
					===========    ===========    ===========   ===========
     Net loss           		$  (227,000)   $  (238,000)   $(  619,000)  $  (347,000)
					===========    ===========    ===========   ===========
     Basic and diluted net loss
	per share  			      $(.04)        $(.04)          $(.10)        $(.06)
					      =====         =====           =====         =====

                                                         Thirteen Weeks Ended
					------------------------------------------------------
                                                             As Restated
                           		  March 28,      June 27,    September 26,  December 31,
                              	    	    1999           1999           1999          1999
					-----------    -----------    -----------   -----------
     Net sales          		$ 8,941,000    $ 7,609,000    $11,220,000   $ 8,468,000
					===========    ===========    ===========   ===========
     Gross profit       		$ 1,803,000    $   607,000    $ 2,105,000   $   229,000
					===========    ===========    ===========   ===========
     Net loss           		$  (703,000)   $(2,693,000)   $(1,092,000)  $(3,316,000)
					===========    ===========    ===========   ===========
     Basic and diluted net loss
      per share  			      $(.12)        $(.46)          $(.19)        $(.56)
					      =====         =====           =====         =====

12. RELATED PARTY TRANSACTIONS
    --------------------------
   During 2000, 1999, and 1998, the Company recorded sales of $14,000, $44,000 and $1,000,000, respectively, to entities which are affiliated through certain common ownership. At December 31, 2000 and 1999, accounts receivable on such sales were $0 and $71,000, respectively. During 2000, the Company received consulting and management services from a company affiliated through common ownership. Fees for such services in the amount of $72,000 are included in selling, general and administrative expenses and $951,000 of the cumulative amounts expensed for such fees is included in accrued expenses at December 31, 2000.

                                                            Schedule II

                 Miltope Group, Inc. and Subsidiaries
            Valuation and Qualifying Accounts and Reserves
         For the Years Ended December 31, 2000, 1999, and 1998

      Column A            Column B      Column C   Column D       Column E
------------------------------------------------------------------------------
                                       Additions
                         Balance at    Charged to
           		Beginning of   Costs and                 Balance at
     Description          Period        Expenses   Deductions   End of Period
------------------------------------------------------------------------------
        2000
	----
Accrued Warranty Costs   $ 125,000    $  697,000   $  592,000    $  230,000
Accrued Obsolescence       710,000     1,319,000      116,000     1,913,000
Doubtful Receivables       546,000       182,000      158,000       570,000

        1999
	----
Accrued Warranty Costs   $ 151,000    $  807,000   $  833,000    $  125,000
Accrued Obsolescence     1,602,000     1,289,000    2,181,000       710,000
Doubtful Receivables        38,000       551,000       43,000       546,000

        1998
	----
Accrued Warranty Costs   $  61,000    $1,040,000   $  950,000    $  151,000
Accrued Obsolescence     1,268,000     1,243,000      909,000     1,602,000
Doubtful Receivables        78,000        24,000       64,000        38,000

</TABLE

                     INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements
No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope
Group Inc. on Forms S-8 of our report dated February 9, 2001 (April 03,
2001 as to the waiver letter described in Note 5) appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended
December 31, 2000.


/s/Deloitte & Touche LLP
------------------------
Birmingham, Alabama
April 04, 2001



INDEPENDENT AUDITORS' CONSENT OF OTHER AUDITORS


As independent public accountants, we hereby consent to the incorporation of our report dated March 30, 2001 included in Miltope Group Inc's.
Form 10-K for the year ended December 31, 2000 into the Company's previously filed Registration Statements File No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233. It should be noted that we have not audited any financial statements of IV Phoenix Group, Inc. subsequent to December 31, 1999, or performed any audit procedures subsequent to the date of our report.


ARTHUR ANDERSEN LLP




New York, New York
March 30, 2001

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

April 4, 2001                           /s/ Thomas R. Dickinson
                                        Thomas R. Dickinson
                                        President and Chief Executive
					Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 4, 2001				/s/ Thomas R. Dickinson
					----------------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer (Principal Executive
					Officer)


April 4, 2001				/s/ Tom B. Dake
					----------------------------
                                        Tom B. Dake
                                        Vice President and Chief
					Financial Officer
                                        (Principal Accounting Officer)


April 4, 2001				/s/ Teddy G. Allen
					----------------------------
                                        Teddy G. Allen
                                        Chairman of the Board of
                                        Directors


April 4, 2001				/s/ William L. Dickinson
					----------------------------
                                        William L. Dickinson
                                        Director

April 4, 2001				/s/ Lawrence P. Farrell, Jr.
					----------------------------
                                        Lawrence P. Farrell, Jr.
                                        Director

April 4, 2001				/s/ William Mustard
					----------------------------
                                        William Mustard
                                        Director

April 4, 2001				/s/ Teri Spencer
					----------------------------
                                        Teri Spencer
                                        Director

April 4, 2001
					----------------------------
                                        Jan H. Stenbeck
                                        Director

April 4, 2001				/s/ Jerry O. Tuttle
					----------------------------
                                        Jerry O. Tuttle
                                        Director
