Form 10-Q
period 2001-04-01
MILTOPE GROUP INC
filed 2001-05-16
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter
Ended April 1, 2001				Commission File Number 0-13433
-------------------

                               MILTOPE GROUP INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)



          Delaware                                  	11-2693062
---------------------------------                    -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)	             Identification No.)


 500 Richardson Road South
      Hope Hull, AL                                      36043
---------------------------------                    -------------
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

    Yes   X                   No
        ----                     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 9, 2001: 5,871,523 shares of Common Stock, $.01 par value.

                      PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                           April 1,    December 31,
                                             2001          2000
ASSETS					-----------    -----------
-------
CURRENT ASSETS:
 Cash                                	$ 2,431,000     $2,711,000
 Accounts receivable                 	  6,724,000      7,933,000
 Inventories                          	 14,554,000     12,877,000
 Deferred income taxes                 	    952,000        952,000
 Other current assets                  	    326,000        382,000
					-----------    -----------
      Total current assets            	 24,987,000     24,855,000
					-----------    -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment               	  8,316,000      8,911,000
 Furniture and fixtures               	  1,628,000      1,628,000
 Land, building and improvements      	  6,702,000      6,732,000
					-----------    -----------
      Total property and equipment       16,646,000     17,271,000
 Less accumulated depreciation           10,422,000     10,679,000
					-----------    -----------
      Property and equipment - net        6,224,000      6,592,000
					-----------    -----------
DEFERRED INCOME TAXES                     3,212,000      3,212,000
OTHER ASSETS                                940,000        956,000
					-----------    -----------
TOTAL                                   $35,363,000    $35,615,000

LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
CURRENT LIABILITIES:
 Short-term debt                            725,000        800,000
 Accounts payable                       $ 6,568,000     $5,533,000
 Accrued expenses                         4,246,000      4,534,000
 Current maturities of long-term debt     4,753,000      4,129,000
					-----------    -----------
      Total current liabilities          16,292,000     14,996,000
LONG-TERM DEBT                            8,425,000      9,654,000
OTHER LIABILITIES                            41,000         49,000
					-----------    -----------
      Total liabilities                  24,758,000     24,699,000
					===========    ===========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 shares outstanding               68,000         68,000
  at April 1, 2001 and
  December 31, 2000

Capital in excess of par value           24,519,000     24,519,000
Retained earnings                           264,000        575,000
					-----------    -----------
                                         24,851,000     25,162,000
Less treasury stock at cost              14,246,000     14,246,000
					-----------    -----------
     Total stockholders' equity          10,605,000     10,916,000
					-----------    -----------
TOTAL                                   $35,363,000    $35,615,000
					===========    ===========

See Notes To Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

        	                                 Thirteen Weeks Ended
					      --------------------------
                	                                    As Restated
                        	             	April 1,     March 26,
                                	          2001         2000
					     -----------    -----------
NET SALES                              	     $ 9,993,000    $ 7,727,000
					     -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                      	       8,378,000      5,591,000
  Selling, general and administrative          1,554,000      1,791,000
  Engineering, research and development          159,000        264,000
					     -----------    -----------
   Total                             	      10,091,000      7,646,000
INCOME (LOSS) FROM OPERATIONS                    (98,000)        81,000
INTEREST EXPENSE -  net                          213,000        308,000
					     -----------    -----------
LOSS BEFORE  INCOME TAXES                       (311,000)      (227,000)
INCOME TAX BENEFIT                                     -              -
					     -----------    -----------
NET LOSS                                     $  (311,000)   $  (227,000)
					     ===========    ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                         $      (.05)   $      (.04)
                                     	     ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  5,871,523      5,871,523
                                             ===========    ===========


See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED APRIL 01, 2001 AND MARCH 26, 2000
                              (unaudited)

       									As Restated
                                                          April 1,       March 26,
	                                                    2001           2000
							-----------     -----------
OPERATING ACTIVITIES:
Net loss                               			$  (311,000)    $  (227,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization         		    274,000         364,000
  Provision for slow-moving and obsolete inventories        270,000         315,000
  Provision for doubtful accounts receivable                  3,000           5,000
  Loss on sale of fixed assets                               (6,000)              -
  Change in operating assets and liabilities:

     Accounts receivable 				  1,207,000        (421,000)
     Inventories                        		 (1,947,000)        391,000
     Other current assets				     56,000	     20,000
     Other assets                            			  -        (387,000)
     Accounts payable and accrued expenses        	    739,000        (145,000)
							-----------	-----------
       Cash provided by (used in) operating activities      285,000         (85,000)
							-----------	-----------
INVESTING ACTIVITIES:
  Purchase of property and equipment            	    (41,000)        (49,000)
  Proceeds from sale of property and equipment      	    156,000               -
							-----------	-----------
      Cash provided by (used in) investing activities       115,000         (49,000)
							-----------	-----------
FINANCING ACTIVITIES:
  Payments of other long-term debt     			   (680,000)       (487,000)
							-----------	-----------
      Cash used in financing activities         	   (680,000)       (487,000)
							-----------	-----------
NET DECREASE IN CASH                  			   (280,000)       (621,000)
CASH, BEGINNING OF PERIOD             			  2,711,000       2,437,000
							-----------	-----------
CASH, END OF PERIOD                                     $ 2,431,000     $ 1,816,000
							===========     ===========
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
    Income taxes                                        $         -     $         -
							===========	===========
    Interest                                            $   283,000     $   331,000
                                      			===========	===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain  all  adjustments  necessary (consisting  of  only  normal  and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of April 1, 2001 and December 31, 2000 and the results of operations and cash flows for the thirteen weeks ended April 1, 2001 and March 26, 2000.

The results for the thirteen weeks ended April 1, 2001 and March 26, 2000 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

       Recent Accounting Pronouncement - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

       Reclassifications  -  Certain  prior  year  amounts  have   been
reclassified to conform with the 2001 presentation.

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

Net sales and net income (loss) for the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

	                                      Thirteen  Weeks          Thirteen Weeks
                                            Ended April 1, 2001      Ended March 26,2000
					    -------------------	     -------------------
Net sales:
  Miltope                           		$ 9,447,000		$ 6,483,000
  PGI                                       	    546,000      	  1,244,000

  Combined (net of related party transactions)  $ 9,993,000     	$ 7,727,000

Net income (loss):
         Miltope                                $   398,000         	    (36,000)
            PGI                                    (709,000)       	   (191,000)

  Combined (net of related party transactions)  $  (311,000)    	$  (227,000)


Certain amounts from PGI's prior financial statements were reclassified to conform to Miltope's presentation.

3.   Inventories - Net

Inventories consist of the following:

                            April 1,		 December 31,
                              2001		    2000
			 ------------		-------------
Purchased parts and
  subassemblies          $ 11,319,000		$  9,911,000
Work-in-process             3,235,000		   2,966,000
			 ------------		------------
Total                    $ 14,554,000		$ 12,877,000
			 ============		============

4. Income Taxes -No income tax benefit has been recognized related to the net operating losses for the thirteen weeks ended April 1, 2001 and March 26, 2000 as they have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

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

Thirteen Weeks Ended April 1, 2001 and March 26, 2000
-----------------------------------------------------
			                                                              General
    April 1, 2001        		Military/Rugged  Commercial   Eliminations   Corporate      Consolidated
    -------------			--------------- -----------   ------------   ----------     ------------
    Net sales from external customers   $ 7,264,000     $ 2,729,000   $          -                  $ 9,993,000
					===========     ===========   ============		    ===========
    Segment operating profit (loss)     $  (402,000)    $   311,000   $     (7,000)                 $   (98,000)
					===========     ===========   ============		    ===========
    Identifiable assets  	        $18,808,000     $ 8,694,000   $          -   $ 7,861,000    $35,363,000
					===========     ===========   ============   ===========    ===========
    Capital expenditures 		$    29,000     $   12,000                  		    $    41,000
					===========     ===========   				    ===========
    Depreciation and amortization       $   266,000     $    1,000    $      7,000         	    $   274,000
					===========     ===========   ============		    ===========


                                                         			      General
    March 26, 2000       		Military/Rugged   Commercial  Eliminations   Corporate      Consolidated
    -------------			--------------- -----------   ------------   ----------     ------------
    Net sales from external customers   $ 4,367,000     $ 3,459,000   $    (99,000)                 $ 7,727,000
					===========     ===========   ============		    ===========
    Segment operating profit (loss)     $  (893,000)    $ 1,011,000   $    (37,000)                 $    81,000
					===========     ===========   ============		    ===========
    Identifiable assets  		$19,925,000     $ 7,828,000   $          -   $ 8,149,000    $35,902,000
					===========     ===========   ============   ===========    ===========
    Capital expenditures 		$    23,000     $    26,000                  		    $    49,000
					===========     ===========   		    		    ===========
    Depreciation and amortization  	$   234,000 	$    94,000   $     36,000        	    $   364,000
					===========     ===========   ============		    ===========

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks ended April 1, 2001, as compared to thirteen weeks ended March 26, 2000.

RESULTS OF OPERATIONS
---------------------
CONSOLIDATED
------------

Thirteen weeks ended April 1, 2001 compared to thirteen weeks ended
March 26, 2000
------------------------------------------------------------------

      Net sales for the thirteen weeks ended April 1, 2001 (first quarter of 2001) were $9,993,000 compared to net sales for the thirteen weeks ended March 26, 2000 (first quarter of 2000) of $7,727,000. The increase in sales was primarily the result of increases in SPORT and airborne printer sales partially offset by decreases in PGI sales.

      The gross margin percentage for the first quarter of 2001 was 16.2% compared with 27.6% for the same period in 2000. The decrease is primarily attributable to product mix variations at Miltope coupled with further deteriorations in product margins at PGI.

     Selling, general and administrative expenses for the first quarter of 2001 decreased 13.2% from the first quarter of 2000, to $1,554,000. These expenses as a percent of sales were 15.6% in the first quarter of 2001 compared to 23.2% for the similar period in 2000. The decrease as a percent of sales was primarily attributable to increased sales and continued planned reductions in administrative and marketing costs at both Miltope and PGI.

      Company sponsored engineering, research and development expenses for the first quarter of 2001 decreased 39.8% from the first quarter of 2000, to $159,000. These expenses as a percentage of sales were 1.6% in the first quarter of 2001 compared to 3.4% for the similar period in 2000. The decrease is attributable to a reduced emphasis on research and development projects at PGI coupled with a larger volume of customer funded development programs at Miltope.

      Interest expense, net of interest income, was $213,000 in the first quarter of 2001 compared to $308,000 for the similar period in 2000. The decrease reflects decreased debt compared to the prior year.

      Net loss for the first quarter of 2001 increased from the first quarter of 2000 to a loss of $311,000. The basic and diluted loss per share was $0.05 for the first quarter of 2001 as compared to the basic and diluted loss per share of $0.04 for the similar period in 2000 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the first quarter of 2001 and 2000.


MILTOPE CORPORATION
-------------------
     Approximately 95% of the net sales for the three months ended April 1, 2001 are attributable to Miltope Corporation. The following is a discussion of Miltope's operating results net of any inter-company activity with IV Phoenix Group, Inc.


	             		    Miltope (net of Eliminations)
        	                       (Amounts in thousands)
                                --------------------------------------
                 		April 1,	March 26,	 %
                  		  2001     	  2000 	       change
				--------        ---------    ---------
Net Sales        		$ 9,447		$ 6,483	      	45.7%

Cost of Sales      		  7,457  	  4,645   	60.5%
				--------------------------------------
Profit Margin      		  1,990  	  1,838   	 8.3%
				--------------------------------------
Selling, G&A       		  1,261  	  1,362  	(7.4)%

Engineering, R&D     		    132    	    226        (41.6)%
				--------------------------------------
Income (loss) from Operations       597    	    250        138.8%

Interest Expense - net              199    	    286        (30.4)%
				--------------------------------------
Net Income (Loss) before taxes      398   	    (36)     1,205.5%

Income Tax Benefit                    -               -            -
				--------------------------------------
Net Income (Loss)               $   398             (36)     1,205.5%
				======================================


     Miltope reported net income of approximately $398,000 for the first quarter of 2001 compared to a net loss of approximately $36,000 for the comparable period in 2000. The basic and diluted net income per share was $.07 for the first quarter of 2001 compared to basic and diluted net loss per share of $.01 for the first quarter of 2000

     Sales for the first quarter of 2001 totaled approximately
$9,447,000, an increase of approximately $2,964,000, or 45.7%, from the first quarter of 2000. This change was attributable to increases in SPORT related sales and airborne printer products.

     Gross profit, as a percent of sales, was 21.1% for the first quarter of 2001 and 28.4% for the first quarter of 2000. The decrease in 2001 from 2000 was primarily attributable product mix variantions.

     Selling, general and administrative expenses, as a percentage of sales, were 13.3% in the first quarter of 2001 and 21.0% in the same period of 2000. The decrease in 2001 as a percentage of sales was attributable to increased sales coupled with continued planned reductions in administrative and marketing costs.

     Engineering, research and development expenses, as a percentage of sales, was 1.4% in the first quarter of 2001 and 3.5% in the same period of 2000. The decrease in 2001 was attributable to a larger volume of customer funded development programs.

     Interest expense - net decreased 30.4% in the first quarter of 2001 compared to the first quarter of 2000 due to a decrease in total debt.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The following is a breakdown of significant balance sheet categories between Miltope and PGI:

                           		      Miltope                  		      PGI
                         	       (Amounts in thousands)               (Amounts in thousands)
                                        --------------------		     --------------------
                                    April 1, 2001   December 31, 2000  April 1, 2001   December 31, 2000
                                    -------------   -----------------  -------------   -----------------
Cash and equivalents 			$  1,936	$  2,181	$   495   	   $   530

Receivables, net      		           6,417           7,457            307                476

Inventories & other current assets        13,628          12,233          2,204              1,978
					--------	--------	-------		   -------
    Total current assets 		  21,981          21,871          3,006              2,984
					========	========	=======		   =======
Payables and other current liabilities     5,662           5,581          5,153              4,486

Short-term debt                		       -               -            725                800

Current portion of long-term debt   	   4,746           4,096              6                 33
					--------	--------	-------		   -------
    Total current liabilities     	$ 10,408       	$  9,677     	$ 5,884   	   $ 5,319
					========	========	=======		   =======


      Working capital approximated $8,695,000 at April 1, 2001 compared to $9,859,000 at December 31, 2000. Accounts receivable decreased approximately $1,209,000 as a result of a higher volume of sales in the last quarter of 2000. Inventories increased approximately $1,677,000 as a result of delays in scheduled shipments of SPORT boxes partially offset by increased shipments of airborne cockpit printers. Accounts payable increased approximately $1,035,000 reflecting inventory purchases in support of increased production in February and March of 2001 and anticipated increases in production during April and May of 2001. Current maturities of long-term debt increased reflecting increased maturing amounts in certain of the Company's debt instruments.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August, 1999. As of April 1, 2001 the Company was in compliance with all requirements under the term loan. The Company has committed to continue its search for a lender to replace the existing term loan. In the near term the Company anticipates its cash position as being adequate to sustain the Company's ongoing financial commitments. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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

             None

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

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $100,000.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                                   By: /s/ Thomas R. Dickinson
				     -----------------------------------------
                                     Thomas R. Dickinson,
                                     President  and  Chief  Executive Officer
                                     (Principle Executive Officer)




Dated:  May  16, 2001