Form 10-Q
period 2001-07-01
MILTOPE GROUP INC
filed 2001-08-15
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter
Ended July 1, 2001		Commission File Number 0-13433

                           MILTOPE GROUP INC
         (Exact Name of Registrant as Specified in its Charter)
---------------------------------------------------------------------------


            Delaware                               11-2693062
-----------------------------------	       --------------------
   (State or other jurisdiction                 (I.R.S.Employer
of incorporation or organization)		Identification No.)


 500 Richardson Road South
      Hope Hull, AL                                  36043
--------------------------		           ---------
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

     Yes   X                       No
	 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at August 7, 2001: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                          July 1,  	December 31,
ASSETS                                     2001      	   2000
-------				       -----------  	------------
CURRENT ASSETS:
 Cash                                  $ 1,198,000       $ 2,711,000
 Accounts receivable                     6,239,000         7,933,000
Inventories                             12,943,000        12,877,000
Deferred income taxes                    1,095,000           952,000
Other current assets                       311,000           382,000
				       -----------  	------------
      Total current assets              21,786,000        24,855,000
				       -----------  	------------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                  8,351,000         8,911,000

Furniture and fixtures                   1,628,000         1,628,000

Land, building and improvements          6,702,000         6,732,000
				       -----------  	------------
      Total property and equipment      16,681,000        17,271,000
  Less accumulated depreciation         10,665,000        10,679,000
				       -----------  	------------
        Property and equipment - net     6,016,000         6,592,000
				       -----------  	------------
DEFERRED INCOME TAXES                    3,069,000         3,212,000
OTHER ASSETS                               923,000           956,000
				       -----------  	------------
TOTAL                                  $31,794,000       $35,615,000
				       ===========	============
LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
CURRENT LIABILITIES:
 Short-term debt                       $   725,000       $   800,000
Accounts payable                         4,748,000         5,533,000
Accrued expenses                         3,873,000         4,534,000
Current maturities of long-term debt     3,769,000         4,129,000
				       -----------  	------------
      Total current liabilities         13,115,000        14,996,000

LONG-TERM DEBT                           8,474,000         9,654,000
OTHER LIABILITIES                           33,000            49,000
				       -----------  	------------
     Total liabilities                  21,622,000        24,699,000
				       -----------  	------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 shares outstanding
  at July 1, 2001 and
  December 31,2000.			    68,000	      68,000
Capital in excess of par value          24,519,000        24,519,000
Retained earnings (accumulated deficit)   (169,000)          575,000
				       -----------  	------------
                                        24,418,000        25,162,000
Less treasury stock at cost             14,246,000        14,246,000
				       -----------  	------------
     Total stockholders' equity         10,172,000        10,916,000
				       -----------  	------------
TOTAL                                  $31,794,000       $35,615,000
				       =========== 	============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                    Thirteen Weeks Ended
						---------------------------
						  July 1,	 June 25,
                                        	   2001            2000
						-----------	-----------

NET SALES                          		$11,387,000	$10,725,000
						-----------	-----------
COSTS AND EXPENSES:
  Cost of sales                    		  9,798,000       8,638,000
  Selling, general and administrative             1,477,000       1,855,000
  Engineering, research and development             356,000         187,000
						-----------	-----------
   Total                           		 11,631,000      10,680,000
						-----------	-----------
INCOME (LOSS) FROM OPERATIONS      		   (244,000)         45,000
INTEREST EXPENSE -  net              		    189,000         283,000
						-----------	-----------
LOSS BEFORE  INCOME TAXES          		   (433,000)       (238,000)
INCOME TAX BENEFIT                         		  -               -
						-----------	-----------
NET LOSS                           		$  (433,000)	$  (238,000)
						===========	===========
BASIC AND DILUTED
  NET LOSS PER SHARE               		$      (.08)    $      (.04)
						===========	===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               		  5,871,523       5,871,523
						===========	===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                    		   Twenty-Six Weeks Ended
						---------------------------
                                 		   July 1,         June 25,
                                        	    2001   	    2000
						-----------	-----------
NET SALES                         		$21,380,000	$18,452,000
						-----------	-----------
COSTS AND EXPENSES:
 Cost of sales                    		 18,176,000      14,228,000
  Selling, general and administrative             3,031,000       3,646,000
  Engineering, research and development             515,000         452,000
						-----------	-----------
   Total                          		 21,722,000   	 18,326,000
						-----------	-----------
INCOME (LOSS) FROM OPERATIONS     		   (342,000)	    126,000
INTEREST EXPENSE -  net            		    402,000	    591,000
						-----------	-----------
LOSS BEFORE  INCOME TAXES         		   (744,000)	   (465,000)
INCOME TAX BENEFIT                       		  -               -
						-----------	-----------
NET  LOSS                         		$  (744,000)	$  (465,000)
						===========	===========
BASIC AND DILUTED
  NET LOSS PER SHARE              		$      (.13)	$      (.08)
						===========	===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING     			  5,871,523       5,871,523
						===========	===========



See Notes To Condensed Consolidated Financial Statements

                  		MILTOPE GROUP INC. AND SUBSIDIARIES
            		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     		FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2001 AND JUNE 25, 2000
                              		(unaudited)

                                             				   July 1,         June 25,
                                        				    2001             2000
									-----------	-----------
OPERATING ACTIVITIES:
 Net loss                                 				$  (744,000)	$  (465,000)
 Adjustments to reconcile net loss to net cash

  provided by (used in) operating activities:
  Depreciation and amortization           				    526,000         695,000
  Provision for slow-moving and obsolete inventories            	    520,000         630,000
  Provision for doubtful accounts receivable           			     10,000           5,000

  Gain on sale of property and equipment            			     (5,000)        (24,000)
  Changes in operating assets and liabilities:
     Accounts receivable            					  1,684,000      (3,725,000)
     Inventories                           				   (586,000)      1,319,000
     Other current assets                  				     72,000         339,000
     Other assets                           				      9,000         124,000
     Accounts payable and accrued expenses          		         (1,464,000)        461,000
									-----------	-----------
      Cash provided by (used in) operating activities         		     22,000        (641,000)
									-----------	-----------
INVESTING ACTIVITIES:
 Purchase of property and equipment       				    (76,000)        (79,000)
  Sale of property and equipment          				    156,000         900,000
									-----------	-----------
     Cash provided by investing activities          			     80,000         821,000
									-----------	-----------
FINANCING ACTIVITIES:
 Payments of other long-term debt - net      				 (1,615,000)     (2,104,000)
									-----------	-----------
    Cash used in financing  activities           			 (1,615,000)     (2,104,000)
									-----------	-----------
NET DECREASE IN CASH                     				 (1,513,000)     (1,924,000)
CASH, BEGINNING OF PERIOD                				  2,711,000       2,437,000
									-----------	-----------
CASH, END OF PERIOD                      				$ 1,198,000 	$   513,000
									===========	===========
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
    Income taxes                         				$    87,000     $         -
									===========	===========
    Interest                             				$   522,000    	$   641,000
									===========	===========
</TABLE

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the results of the reported interim period.

The results for the twenty-six weeks ended July 1, 2001 and June 25, 2000 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

       Reclassifications - Certain prior years amounts have been reclassified to conform to the 2001 presentation.

      Net Loss Per Share - Basic and diluted earnings per share are computed by dividing the net loss by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net loss per share. Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Anti-dilutive options were 395,795, and 336,012 at July 1, 2001 and June 25, 2000, respectively.

      Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (effective July 1,
2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for Miltope on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

Net sales and net income (loss) for the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                     		      Thirteen Weeks            Thirteen Weeks
                                    		    Ended July 1, 2001       Ended June 25,2000
						    ------------------       -------------------
Revenues:
  Miltope                           			$10,567,000		$ 9,610,000
  PGI                                        		    820,000     	  1,115,000

  Combined (net of related party transactions)		$11,387,000		$10,725,000

Net income (loss):
  Miltope   	                  			$   272,000 		$    12,000
  PGI                                                	   (705,000)  	 	   (250,000)

  Combined (net of related party transactions)          $  (433,000)		$  (238,000)


                                   		     Twenty-six Weeks         Twenty-six Weeks
                                    		    Ended July 1, 2001       Ended June 25,2000
						    ------------------       -------------------
Revenues:
  Miltope                           			$20,014,000		$16,093,000
  PGI                                     		  1,366,000       	  2,359,000

  Combined (net of related party transactions)          $21,380,000  		$18,452,000

Net income (loss):
  Miltope                                 		$   670,000    	            (24,000)
  PGI                                             	 (1,414,000)       	   (441,000)

  Combined (net of related party transactions)          $  (744,000)		$  (465,000)



Certain amounts from PGI's prior financial statements were reclassified to conform to Miltope's presentation.


3.   Inventories - Net

Inventories consist of the following:

                        July 1, 2001   December 31, 2000
                        ------------   -----------------
Purchased parts and
  subassemblies         $ 9,690,000 	  $ 9,911,000
Work-in-process           3,253,000   	    2,966,000
			-----------	  -----------
Total                   $12,943,000 	  $12,877,000
			===========	  ===========


4. Income Taxes - No income tax benefit has been recognized related to the net operating losses for the twenty-six weeks ended July 1, 2001 and June 25, 2000 as they have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

5. Segment Information - The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. PGI is an operating segment of the Company which has been aggregated within the Military/Rugged segment for financial reporting purposes. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating profit or loss does not reflect other income and expense or income taxes.


Thirteen Weeks Ended July 1, 2001 and June 25, 2000
---------------------------------------------------
                                                       					  General
    July 1, 2001         	      Military/Rugged    Commercial     Eliminations     Corporate     Consolidated
    ------------		      ---------------	------------	------------	-----------    ------------
    Net sales from external customers	$ 8,796,000	$ 2,687,000	$  (96,000)			$11,387,000
					===========	===========	==========			===========
    Segment operating loss       	$  (235,000)	$    (9,000) 	$        - 			$  (244,000)
					===========	===========	==========			===========
    Identifiable assets  		$18,651,000     $ 6,547,000    	$        - 	$ 6,596,000	$31,794,000
					===========	===========	==========	===========	===========
    Capital expenditures 		$    27,000  	$     8,000  	$        - 			$    35,000
					===========	===========	==========			===========
    Depreciation and amortization  	$   251,000 	$     1,000  	$        - 			$   252,000
					===========	===========	==========			===========

                                                       					  General
    June 25, 2000        	      Military/Rugged	 Commercial  	Eliminations   	 Corporate     Consolidated
    -------------		      ---------------   -----------     ------------    -----------    ------------
    Net sales from external customers   $ 7,308,000	$ 3,525,000	$ (108,000)                	$10,725,000
					===========	===========	==========			===========
    Segment operating income (loss)     $  (168,000)    $   250,000	$  (37,000)                   	$    45,000
					===========	===========	==========			===========
    Identifiable assets  		$22,342,000     $ 6,607,000    	$   80,000	$ 5,953,000	$34,982,000
					===========	===========	==========	===========	===========
    Capital expenditures 		$    19,000 	$    10,000  	$        -          		$    29,000
					===========	===========	==========			===========
    Depreciation and amortization  	$   216,000 	$    84,000 	$   37,000        		$   337,000
					===========	===========	==========			===========

Twenty-Six Weeks Ended July 1, 2001 and June 25, 2000
-----------------------------------------------------
                                                       					  General
    July 1, 2001         	      Military/Rugged	 Commercial  	Eliminations     Corporate     Consolidated
    -------------		      ---------------   -----------     ------------    -----------    ------------
    Net sales from external customers 	$16,060,000   	$ 5,416,000   	$  (96,000)             	$21,380,000
					===========	===========	==========			===========
    Segment operating income (loss)    	$  (637,000)    $   302,000	$   (7,000)                  	$  (342,000)
					===========	===========	==========			===========
    Identifiable assets  		$18,651,000     $ 6,547,000    	$        -     	$ 6,596,000 	$31,794,000
					===========	===========	==========	===========	===========
    Capital expenditures 		$    56,000 	$    20,000  	$        -          		$    76,000
					===========	===========	==========			===========
    Depreciation and amortization  	$   517,000 	$     2,000  	$    7,000         		$   526,000
					===========	===========	==========			===========

											  General
    June 25, 2000                     Military/Rugged	 Commercial  	Eliminations   	 Corporate     Consolidated
    -------------		      ---------------   -----------     ------------    -----------    ------------
    Net sales from external customers   $11,674,000   	$ 6,985,000   	$ (207,000)                 	$18,452,000
					===========	===========	==========			===========
    Segment operating income (loss)   	$  (532,000)    $   731,000	$  (73,000)                    	$   126,000
					===========	===========	==========			===========
    Identifiable assets  		$22,342,000     $ 6,607,000    	$   80,000	$ 5,953,000 	$34,982,000
					===========	===========	==========	===========	===========
    Capital expenditures 		$    44,000 	$    35,000  	         -          		$    79,000
					===========	===========	==========			===========
    Depreciation and amortization  	$   444,000 	$   178,000     $   73,000   			$   695,000
					===========	===========	==========			===========


    											  General
    December  31, 2000   	      Military/Rugged	 Commercial  	Eliminations   	 Corporate     Consolidated
    -------------		      ---------------   -----------     ------------    -----------    ------------
    Identifiable assets  		$18,675,000     $ 8,727,000    	$    7,000 	$ 8,206,000   	$35,615,000


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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and twenty-six weeks ended July 1, 2001, as compared to the thirteen weeks and twenty-six weeks ended June 25, 2000.

RESULTS OF OPERATIONS
---------------------
CONSOLIDATED
------------
Thirteen  weeks  ended  July 1, 2001 compared to thirteen  weeks  ended
June 25, 2000
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended July 1, 2001 (second quarter of 2001) were $11,387,000 compared to net sales for the thirteen weeks ended June 25, 2000 (second quarter of 2000) of
$10,725,000. This increase was primarily attributable to increased sales to the government of SPORT units offset partially by a decrease in sales of rugged workstations.

      The gross margin percentage for the second quarter of 2001 was 14.0% compared to 19.5% for the same period in 2000. The decrease is largely due to unforeseen expenditures required to complete several PGI initial-award contracts.

      Selling, general and administrative expenses for the second quarter of 2001 decreased 20.4% from the second quarter of 2000, to $1,477,000. These expenses as a percent of sales were 13.0% in the second quarter of 2001 compared to 17.3% for the similar period in 2000. The decrease as a percent of sales is primarily attributable to increased sales and the effect of planned reductions in administrative and marketing costs at both Miltope and PGI.

      Company sponsored engineering, research and development expenses for the second quarter of 2001 increased 90.4% from the second quarter of 2000, to $356,000. These expenses as a percent of sales were 3.1% in the second quarter of 2001 compared to 1.7% for the similar period in 2000. The increase is primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

      Interest expense, net of interest income, was $189,000 in the second quarter of 2001 compared to $283,000 for the similar period in 2000. The decrease is a result of decreased debt balances, reduced interest rates, and increased interest income compared to the prior year.

      The consolidated net loss for the second quarter of 2001 was $433,000 compared to a consolidated net loss of $238,000 in the second quarter of 2000. The basic and diluted net loss per share was $0.08 for the second quarter of 2001 compared to the basic and diluted net loss per share of $0.04 for the similar period in 2000 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the second quarter of 2001 and 2000.

Twenty-six weeks ended July 1, 2001 compared to twenty-six weeks ended June 25, 2000
-----------------------------------------------------------------------
      Net sales for the first half of 2001 were $21,380,000 compared to net sales for the first half of 2000 of $18,452,000. The increase in sales was primarily attributable to increased sales to the government of SPORT units.

      The gross margin percent for the first half of 2001 was 15.0% compared to 22.9% for the same period in 2000. The decrease in gross margin percent was largely due to unforeseen expenditures required to complete several PGI initial-award contracts.

     Selling, general and administrative expenses for the first half of 2001 decreased 16.9% from the first half of 2000, to $3,031,000. These expenses as a percent of sales were 14.2% in the first half of 2001 compared to 19.8% for the similar period in 2000. The decrease as a percent of sales is primarily attributable to increased sales and the effect of planned reductions in administrative and marketing costs at both Miltope and PGI.

      Company sponsored engineering, research and development expenses for the first half of 2001 increased 13.9% from the first half of 2000, to $515,000. These expenses as a percent of sales remained unchanged at 2.4% for both the first half of 2001 and the first half of 2000. The increase in expenditures is primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

      Interest expense, net of interest income, was $402,000 in the first half of 2001 compared to $591,000 for the similar period in 2000. The decrease reflects decreased debt, reduced interest rates, and increased interest income as compared to the prior year.

      The consolidated net loss for the first half of 2001 was $744,000 compared to a consolidated net loss of $465,000 in the first half of 2000. The basic and diluted net loss per share was $0.13 for the first half of 2001 as compared to the basic and diluted net loss per share of $0.08 for the similar period in 2000 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding in 2001 and 2000.

MILTOPE CORPORATION

     Approximately 94% of the consolidated net sales for the twenty-six weeks ended July 1, 2001 are attributable to Miltope Corporation. The following is a discussion of Miltope's operating results net of any inter-company activity with IV Phoenix Group, Inc.

     			           Miltope (net of eliminations)
        		              (Amounts in thousands)
----------------------------------------------------------------------

          		     26 weeks ended  26 weeks ended
			      July 1, 2001   June 25, 2000        %
			     --------------  ---------------  --------
Net Sales          		$20,014  	$16,093		24.4%

Cost of Sales      		 16,109 	 12,431      	29.6%
				-------------------------------------
Gross Profit      		  3,905       	  3,662    	 6.6%
				-------------------------------------
Selling, G&A      		  2,421       	  2,745        (11.8)%

Engineering, R&D       		    475    	    386         22.7%
				-------------------------------------
Income (loss) from Operations     1,009             531         89.8%

Interest Expense - net              339    	    555        (38.9)%
				-------------------------------------
Net Income (Loss) before taxes      670  	    (24)     2,891.7%

Income Tax Benefit           	      -      	      -            -
				-------------------------------------
Net Income (Loss)        	$   670 	$   (24)     2,891.7%
				=====================================

     Miltope reported net income of approximately $670,000 for the first twenty-six weeks of 2001 compared to a net loss of approximately $24,000 for the comparable period in 2000. The basic and diluted net income per share was $.11 for the first twenty-six weeks of 2001 compared to basic and diluted net loss per share of $.01 for the first twenty-six weeks of 2000.

     Sales for the twenty-six week period of 2001 totaled approximately $20,014,000, an increase of approximately $3,921,000, or 24.4%, from the first half of 2000. This change was attributable to increases in SPORT related sales and increased airborne cockpit printer sales.

     Gross profit, as a percent of sales, was 19.5% for the first twenty-six weeks of 2001 and 22.8% for the same period in 2000. The decrease in 2001 from 2000 was primarily attributable to variations in product mix.

     Selling, general and administrative expenses, as a percentage of sales, were 12.1% in the first twenty-six weeks of 2001 and 17.1% in the same period of 2000. The decrease in 2001 as a percentage of sales was attributable to increased sales coupled with the effect of planned reductions in administrative and marketing costs.

     Engineering, research and development expenses, as a percentage of sales, remained constant at 2.4% in the first twenty-six weeks of 2001 and 2000. The increase in expenditures is primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

     Interest expense, net of interest income, decreased 38.9% in the first twenty-six weeks of 2001 compared to the first twenty-six weeks of 2000 due to a decrease in total debt, decreased interest rates, and increased interest income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The following is a breakdown of significant balance sheet categories between Miltope and PGI:

                           			Miltope                  	  PGI
                         		  (Amounts in thousands)         (Amounts in thousands)
					 ------------------------       -------------------------
                     			 July 1,     December 31,       July 1,       December31,
                      			  2001           2000            2001            2000
					 ------------------------       -------------------------
Cash and equivalents 			$   803		$ 2,181 	$   395		$   530

Receivables, net      			  5,596           7,457             643             476

Inventories & other current assets       12,213          12,233           2,136           1,978
					-------		-------		-------		-------
   Total current assets 	         18,612          21,871           3,174           2,984
					=======		=======		=======		=======

Payables and other current liabilities    2,617           5,581           6,004           4,486

Short-term debt                		      -               -             725             800

Current portion of long-term debt         3,762           4,096               7              33
					-------		-------		-------		-------
  Total current liabilities     	$ 6,379		$ 9,677       	$ 6,736   	$ 5,319
           				=======		=======		=======		=======

      Working capital was $8,671,000 at July 1, 2001 compared to $9,859,000 at December 31, 2000. Accounts receivable decreased $1,694,000 as a result of a higher volume of sales in the last quarter of 2000. Inventory levels remained fairly constant compared to December 31, 2000 balances. Accounts payable decreased $785,000 reflecting satisfaction of invoices relating to inventory purchases in support of increased production in February and March of 2001. Current maturities of long-term debt decreased reflecting more favorable repayment terms on certain of the Company's debt instruments.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August, 1999. As of July 1, 2001 the Company was in compliance with all requirements under the term loan. The Company has committed to continue its search for a lender to replace the existing term loan. In the near term the Company anticipates its cash position as being adequate to sustain the Company's ongoing financial commitments. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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

       (a) Exhibits
	   --------
           None

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

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $73,200.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.


                                   By:/s/ Thomas Dickinson
				   ------------------------------------------
                                     Thomas Dickinson,
                                     President  and  Chief  Executive Officer
                                     (Principal Executive Officer)






Dated:  August 15, 2001