Form 10-Q
period 2001-09-30
MILTOPE GROUP INC
filed 2001-11-14
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 30, 2001                Commission File Number 0-13433
------------------------                ------------------------------

                           MILTOPE GROUP INC
----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                     11-2693062
----------------------------------                   -----------------
   (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)


3800 Richardson Road South
      Hope Hull, AL                                     36043
--------------------------                            ----------
    (Address of principal                             (Zip Code)
     executive offices)


Registrant's telephone number, including area code (334) 284-8665
                                                   --------------

                            Not Applicable
----------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report 500 Richardson Rd. South

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at November 9, 2001: 5,871,523 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)


                                       September 30,     December 31,
ASSETS                                     2001              2000
                                       -------------     -------------
CURRENT ASSETS:
 Cash                                   $   893,000      $ 2,711,000
 Accounts receivable                      7,782,000        7,933,000
Inventories                              10,955,000       12,877,000
Deferred income taxes                     1,095,000          952,000
Other current assets                        474,000          382,000
                                        -----------      -----------
      Total current assets               21,199,000       24,855,000
                                        -----------      -----------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                   7,347,000        8,911,000
Furniture and fixtures                    1,588,000        1,628,000
Land, building and improvements           6,702,000        6,732,000
                                        -----------      -----------
      Total property and equipment       15,637,000       17,271,000
  Less accumulated depreciation           9,830,000       10,679,000
                                        -----------      -----------
        Property and equipment - net      5,807,000        6,592,000
                                        -----------      -----------
DEFERRED INCOME TAXES                     3,069,000        3,212,000
OTHER ASSETS                                907,000          956,000
                                        -----------      -----------
TOTAL                                   $30,982,000      $35,615,000
                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
 Short-term debt                        $   640,000      $   800,000
Accounts payable                          5,302,000        5,533,000
Accrued expenses                          3,978,000        4,534,000
Current maturities of long-term debt      3,778,000        4,129,000
                                        -----------      -----------
      Total current liabilities          13,698,000       14,996,000
LONG-TERM DEBT                            7,529,000        9,654,000
OTHER LIABILITIES                            26,000           49,000
                                        -----------      -----------
     Total liabilities                   21,253,000       24,699,000
                                        -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
 20,000,000 shares authorized;
 6,811,112 shares outstanding                68,000           68,000
Capital in excess of par value           24,519,000       24,519,000
Retained earnings (accumulated deficit)    (612,000)         575,000
                                        -----------      -----------
                                         23,975,000       25,162,000
Less treasury stock at cost              14,246,000       14,246,000
                                        -----------      -----------
     Total stockholders' equity           9,729,000       10,916,000
                                        -----------      -----------
TOTAL                                   $30,982,000      $35,615,000
                                        ===========      ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                                    Thirteen Weeks Ended
                                                ----------------------------
                                                September 30,   September 24,
                                                   2001             2000
                                                ------------    ------------
NET SALES                                       $12,551,000     $ 9,385,000
                                                -----------     -----------
COSTS AND EXPENSES:

  Cost of sales                                  11,111,000       7,767,000

  Selling, general and administrative             1,458,000       1,863,000

  Engineering, research and development             239,000          90,000
                                                -----------     -----------
   Total                                         12,808,000       9,720,000
                                                -----------     -----------
LOSS FROM OPERATIONS                               (257,000)       (335,000)

INTEREST EXPENSE -  net                             186,000         284,000
                                                -----------     -----------
LOSS BEFORE  INCOME TAXES                          (443,000)       (619,000)

INCOME TAX BENEFIT                                        -               -
                                                -----------     -----------
NET LOSS                                        $  (443,000)    $  (619,000)
                                                ===========     ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                            $     (0.08)    $     (0.10)
                                                ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              5,871,523       5,871,523
                                                ===========     ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                             Thirty-Nine Weeks Ended
                                          -----------------------------
                                          September 30,    September 24,
                                              2001             2000
                                          -------------    -------------
NET SALES                                 $33,931,000      $27,837,000
                                          -----------      -----------
COSTS AND EXPENSES:
 Cost of sales                             29,287,000       21,996,000

  Selling, general and administrative       4,489,000        5,509,000

  Engineering, research and development       754,000          542,000
                                          -----------      -----------
   Total                                   34,530,000       28,047,000
                                          -----------      -----------
LOSS FROM OPERATIONS                         (599,000)        (210,000)

INTEREST EXPENSE -  net                       588,000          875,000
                                          -----------      -----------
LOSS BEFORE  INCOME TAXES
                                          $(1,187,000)     $(1,085,000)

INCOME TAX BENEFIT                                  -                -
                                          -----------      -----------
NET  LOSS                                 $(1,187,000)     $(1,085,000)
                                          ===========      ===========
BASIC AND DILUTED
  NET LOSS PER SHARE                      $     (0.20)     $     (0.18)
                                          ===========      ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        5,871,523        5,871,523
                                          ===========      ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000
                              (unaudited)


                                                                        September 30,  September 24,
                                                                            2001          2000
OPERATING ACTIVITIES:                                                   -------------  -------------
Net loss                                                                $(1,187,000)   $(1,085,000)
Adjustments to reconcile net loss tonet cash
  provided by operating activities:
   Depreciation and amortization                                            762,000      1,025,000
   Provision for slow-moving and obsolete inventories                     1,270,000        945,000
   Provision for doubtful accounts receivable                                51,000         50,000
   Loss (gain) on sale of property and equipment                             36,000        (22,000)
   Change in operating assets and liabilities provided (used) cash:
        Accounts receivable                                                 100,000     (1,623,000)
        Inventories                                                         652,000        414,000
        Other current assets                                                (91,000)        92,000
        Other assets                                                         16,000        219,000
        Accounts payable and accrued expenses                              (810,000)     2,177,000
                                                                        -----------     ----------
          Cash provided by operating activities                             799,000      2,192,000
                                                                        -----------     ----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (147,000)      (155,000)
  Sale of property and equipment                                            166,000        900,000
                                                                        -----------     ----------
      Cash provided by investing activities                                  19,000        745,000
                                                                        -----------     ----------
FINANCING ACTIVITIES:
  Payments of other long-term debt - net                                 (2,636,000)    (2,974,000)
                                                                        -----------     ----------
      Cash used in financing activities                                  (2,636,000)    (2,974,000)
                                                                        -----------     ----------
NET DECREASE IN CASH                                                     (1,818,000)       (37,000)

CASH, BEGINNING OF PERIOD                                                 2,711,000      2,437,000
                                                                        -----------     ----------
CASH, END OF PERIOD                                                     $   893,000    $ 2,400,000
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE:
   Cash payments made for:
    Income taxes                                                        $    27,000    $         -
                                                                        ===========    ===========
    Interest                                                            $   699,000    $   890,000
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

The results for the thirteen and thirty-nine weeks ended September 30, 2001 and September 24, 2000 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

       Reclassifications - Certain prior years amounts have been reclassified to conform to the 2001 presentation.

      Net Loss Per Share - Basic and diluted earnings per share are computed by dividing the net loss by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net loss per share. Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Anti-dilutive options were 395,795 and 342,012 at September 30, 2001 and September 24, 2000, respectively.

      Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (effective for Miltope on January 1, 2002). SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposition of Long-lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating SFAS No. 144 and has not yet determined its impact on the Company's consolidated financial statements.

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

2.   Inventories - Net

Inventories consist of the following:

                       September 30,       December 31,
                           2001               2000
                       ------------        -----------
Purchased parts and
  subassemblies        $ 8,902,000         $ 9,911,000
Work-in-process          2,053,000           2,966,000
                       -----------         -----------
Total                  $10,955,000         $12,877,000
                       ===========         ===========


3. Income Taxes - No income tax benefit has been recognized related to the net operating losses for the thirteen and thirty-nine weeks ended September 30, 2001 and September 24, 2000 as they have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

4. Segment Information - The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. IV Phoenix Group, Inc ("PGI") is an operating segment of the Company which has been aggregated within the Military/Rugged segment for financial reporting purposes. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company's determination of segment operating profit or loss does not reflect other income and expense or income taxes.

Thirteen Weeks Ended September 30, 2001 and September 24, 2000
--------------------------------------------------------------
                                                                                         General
    September 30, 2001                  Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
    ------------------                  ---------------  -----------   ------------     ---------    ------------
    Net sales from external customers   $ 9,981,000      $ 2,691,000   $  (121,000)                  $12,551,000
                                        ===========      ===========   ===========                   ===========
    Segment operating income (loss)     $(1,015,000)    $    785,000   $         -                   $  (257,000)
                                        ===========      ===========   ===========                   ===========
    Identifiable assets                 $17,574,000      $ 6,970,000   $         -     $ 6,438,000   $30,982,000
                                        ===========      ===========   ===========     ===========   ===========
    Capital expenditures                $    55,000      $    16,000   $         -                   $    71,000
                                        ===========      ===========   ===========                   ===========
    Depreciation and amortization       $   235,000      $     1,000   $         -                   $   236,000
                                        ===========      ===========   ===========                   ===========

                                                                                         General
    September 24, 2000                  Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
    ------------------                  ---------------  -----------   ------------     ---------    ------------
    Net sales from external customers   $ 6,912,000      $ 2,509,000   $   (36,000)                 $ 9,385,000
                                        ===========      ===========   ===========                  ===========
    Segment operating income (loss)     $  (545,000)     $   247,000   $   (37,000)                 $  (335,000)
                                        ===========      ===========   ===========                  ===========
    Identifiable assets                 $21,651,000      $ 5,922,000   $    43,000    $ 7,429,000   $35,045,000
                                        ===========      ===========   ===========     ===========  ===========
    Capital expenditures                $    54,000      $    22,000   $         -                  $    76,000
                                        ===========      ===========   ===========                  ===========
    Depreciation and amortization       $   225,000      $    68,000   $    37,000                  $   330,000
                                        ===========      ===========   ===========                  ===========


Thirty-Nine Weeks Ended September 30, 2001 and September 24, 2000
-----------------------------------------------------------------
                                                                                         General
    September 30, 2001                  Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
    ------------------                  ---------------  -----------   ------------     ---------    ------------
    Net sales from external customers   $26,041,000      $ 8,107,000   $  (217,000)                  $33,931,000
                                        ===========      ===========   ===========                   ===========
    Segment operating income (loss)      (1,652,000)     $ 1,060,000   $    (7,000)                  $  (599,000)
                                        ===========      ===========   ===========                   ===========
    Identifiable assets                 $17,574,000      $ 6,970,000   $         -      $ 6,438,000  $30,982,000
                                        ===========      ===========   ===========      ===========  ===========
    Capital expenditures                $   111,000      $    36,000   $         -                   $   147,000
                                        ===========      ===========   ===========                   ===========
    Depreciation and amortization       $   752,000      $     3,000   $     7,000                   $   762,000
                                        ===========      ===========   ===========                   ===========

                                                                                         General
    September 24, 2000                  Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
    ------------------                  ---------------  -----------   ------------     ---------    ------------
    Net sales from external customers   $18,586,000      $ 9,494,000   $  (243,000)                  $27,837,000
                                        ===========      ===========   ===========                   ===========
    Segment operating income (loss)     $(1,078,000)     $   978,000   $  (110,000)                  $  (210,000)
                                        ===========      ===========   ===========                   ===========
    Identifiable assets                 $21,651,000      $ 5,922,000   $    43,000     $ 7,429,000   $35,045,000
                                        ===========      ===========   ===========     ===========   ===========
    Capital expenditures                $    98,000      $    57,000   $         -                   $   155,000
                                        ===========      ===========   ===========                   ===========
    Depreciation and amortization       $   669,000      $   246,000   $   110,000                   $ 1,025,000
                                        ===========      ===========   ===========                   ===========

                                                                                         General
    December 31, 2000                   Military/Rugged  Commercial    Eliminations     Corporate    Consolidated
    ------------------                  ---------------  -----------   ------------     ---------    ------------
    Identifiable assets                 $18,675,000      $ 8,727,000   $     7,000     $ 8,206,000   $35,615,000
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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and thirty-nine weeks ended September 30, 2001, as compared to the thirteen weeks and thirty-nine weeks ended September 24, 2000.

RESULTS OF OPERATIONS
---------------------
CONSOLIDATED
------------
Thirteen weeks ended September 30, 2001 compared to thirteen weeks ended September 24, 2000
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended September 30, 2001 (third quarter of 2001) were $12,551,000 compared to net sales for the thirteen weeks ended September 24, 2000 (third quarter of 2000) of $9,385,000. The increase in sales was primarily attributable to increased sales to the government of SPORT units.

      The gross margin percentage for the third quarter of 2001 was 11.5% compared to 17.2% for the same period in 2000. The decrease is largely due to unforeseen expenditures required to complete several PGI initial-award contracts.

     Selling, general and administrative expenses for the third quarter of 2001 decreased 21.7% from the third quarter of 2000, to $1,458,000. These expenses as a percent of sales were 11.6% in the third quarter of 2001 compared to 19.9% for the similar period in 2000. The decrease as a percent of sales is primarily attributable to the effect of planned reductions in administrative and marketing costs at both Miltope and PGI.

      Company sponsored engineering, research and development expenses for the third quarter of 2001 increased 165.5% from the third quarter of 2000, to $239,000. These expenses as a percent of sales were 1.9% in the third quarter of 2001 compared to 1.0% for the similar period in 2000. The increase as a percent of sales is primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

      Interest expense, net of interest income, was $186,000 in the third quarter of 2001 compared to $284,000 for the similar period in 2000. The decrease reflects decreased debt compared to the prior year along with reductions in interest rates.

      The consolidated net loss for the third quarter of 2001 was $443,000 compared to a net loss of $619,000 in the third quarter of 2000. The basic and diluted net loss per share was $0.08 for the third quarter of 2001 compared to the basic and diluted net loss per share of $0.10 for the similar period in 2000 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding for the third quarter of 2001 and 2000.

Thirty-Nine weeks ended September 30, 2001 compared to Thirty-Nine weeks ended September 24, 2000
-----------------------------------------------------------------------
      Net sales for the thirty-nine weeks ended September 30, 2001 were $33,931,000 compared to net sales for the thirty-nine weeks ended
September 24, 2000 of $27,837,000. The increase in sales was attributable to increased sales to the government of SPORT units.

      The gross margin percent for the first three quarters of 2001 was 13.7% compared to 21.0% for the same period in 2000. The decrease is largely due to unforeseen expenditures required to complete several PGI initial-award contracts.

      Selling, general and administrative expenses for the first three quarters of 2001 decreased 18.5% from the same period in 2000, to $4,489,000. These expenses as a percent of sales were 13.2% in the first three quarters of 2001 compared to 19.8% for the similar period in 2000. The decrease as a percent of sales is primarily attributable to a year long emphasis by Company management on reducing cost in all areas of the Company.

      Company sponsored engineering, research and development expenses for the first three quarters of 2001 increased 39.1% from the same period of 2000, to $754,000. These expenses as a percent of sales were 2.2% in the first three quarters of 2001 compared to 1.9% for the similar period in 2000. The increase as a percent of sales is primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

      Interest expense, net of interest income, was $588,000 in the first three quarters of 2001 compared to $875,000 for the similar period in 2000. The decrease reflects decreased debt compared to the prior year along with reductions in interest rates.

     The consolidated net loss for the first three quarters of 2001 was $1,187,000 compared to a net loss of $1,085,000 in the similar period in 2000. The basic and diluted net loss per share was $0.20 for the first three quarters of 2001 as compared to the basic and diluted net loss per share of $0.18 for the similar period in 2000 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding in the third quarter of 2001 and 2000.

MILTOPE CORPORATION
-------------------
     Effective August 2001, all manufacturing operations of PGI, an operating division that is part of the Military/Rugged segment, were shut down.  Miltope has contracted with PGI to continue production of a few select PGI products in Miltope's facilities on a license fee basis.
All significant costs to close these manufacturing operatings have been included in the financial results of the thirteen and thirty-nine week periods ended September 30, 2001.  The Company believes any future costs associated with this shut-down of PGI operations will not be significant.

     The following is a discussion of Miltope's (excluding PGI) operating results net of any inter-company activity with PGI.

                    Miltope (net of eliminations)
                        (Amounts in thousands)
-------------------------------------------------------------------------------

                                39 weeks ended     39 weeks ended
                                September 30,      September 24,          %
                                    2001               2000             change
                                ---------------    --------------       ------
Net Sales                       $ 31,803             $ 24,586            29.4%

Cost of Sales                     25,673               19,305            33.6%
                                ----------------------------------------------
Gross Profit                       6,130                5,281            16.1%
                                ----------------------------------------------
Selling, G&A                       3,493                4,120           (15.2)%

Engineering,R&D                      715                  444           (61.0)%
                                ----------------------------------------------
Income from Operations             1,922                  717           168.1%

Interest Expense - net               514                  819           (37.2)%
                                ----------------------------------------------
Net Income (Loss) before taxes  $  1,408             $   (102)        1,480.4%

Income Tax Benefit                     -                    -               -

Net Income (Loss)               $  1,408             $   (102)        1,480.4%
                                ==============================================

     Miltope reported net income of approximately $1,408,000 for the first thirty-nine weeks of 2001 compared to a net loss of approximately $102,000 for the comparable period in 2000. The basic and diluted net income per share was $0.24 for the first thirty-nine weeks of 2001 compared to basic and diluted net loss per share of $0.02 for the first thirty-nine weeks of 2000.

     Sales for the thirty-nine week period of 2001 totaled approximately $31,803,000, an increase of approximately $7,217,000, or 29.4%, from the first three quarters of 2000. This change was attributable to increases in SPORT related sales and increased military printer sales.

     Gross profit, as a percent of sales, was 19.3% for the first thirty-nine weeks of 2001 and 21.5% for the same period in 2000. The decrease in 2001 from 2000 was primarily attributable to the increase in sales of SPORT units which provide a lower profit margin than other products.

     Selling, general and administrative expenses, as a percentage of sales, were 11.0% in the first thirty-nine weeks of 2001 and 16.8% in the same period of 2000. The decrease in 2001 as a percentage of sales was attributable to increased sales coupled with the effect of planned reductions in administrative and marketing costs.

     Engineering, research and development expenses, as a percentage of sales, were 2.2% in the first thirty-nine weeks of 2001 and 1.8% in the same period of 2000. The increase in expenditures is primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

     Interest expense, net of interest income, decreased 37.2% in the first thirty-nine weeks of 2001 compared to the first thirty-nine weeks of 2000 due to a decrease in total debt, decreased interest rates, and increased interest income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital approximated $7,501,000 at September 30, 2001 compared to $9,859,000 at December 31, 2000. Accounts receivable decreased approximately $151,000 as a result of a higher volume of sales in the last quarter of 2000. Inventories decreased approximately $1,922,000 primarily as a result of continued improvements in vendor delivery terms and continued improvement in managing project dynamics. Accounts payable decreased approximately $231,000 reflecting satisfaction of invoices relating to inventory purchases in support of increase production in February and March of 2001. Accrued expenses decreased approximately $556,000 as a result of the settlement of certain PGI liabilities. Current maturities of long-term debt decreased approximately $351,000 reflecting more favorable repayment terms on certain of the Company's debt instruments.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August, 1999. As of September 30, 2001, the Company was in compliance with all requirements under the term loan. The Company has committed to continue its search for a lender to replace the existing term loan. The Company anticipates its cash position as being adequate to sustain the Company's ongoing financial commitments. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (effective for Miltope on January 1, 2002). SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposition of Long-lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating SFAS No. 144 and has not yet determined its impact on the Company's consolidated financial statements.

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

     The Company has a term credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $81,100.

                             SIGNATURES
                             ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.




                                   By: /s/ Tom B. Dake
                                      ----------------------------------
                                      Tom B. Dake,
                                      Vice  President Finance and Chief
                                      Financial Officer
                                      (Principal Accounting Officer)





Dated:  November 14, 2001