Form 10-K
period 2001-12-31
MILTOPE GROUP INC
filed 2002-04-01
CIK 752692

FORM 10-K
                             -------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001   Commission File Number  0-13433
                             -------------

                          MILTOPE GROUP INC.
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                                       11-2693062
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                            Identification No.)

  3800 Richardson Road South, Hope Hull, Alabama                36043
-----------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $3,918,407 as of February 8, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,871,523 as of February 8, 2002.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2002, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference for Part III, Items 10, 11, 12 and 13, to this annual report on Form 10-K.

ITEM 1.   BUSINESS
          --------
General
-------
     Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), IV Phoenix Group, Inc. a New York corporation ("PGI") and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation that, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November 1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, XSource Corporation (formerly Innova International Corporation), a Delaware corporation ("XSource"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. Prior to June of 1999, XSource Corporation was a subsidiary of Great Universal Incorporated, a Delaware corporation ("GUI"), and a wholly-owned subsidiary of MIC-USA Inc., ("MIC-USA"), a Delaware corporation and a wholly-owned subsidiary of Millicom International Cellular S.A. ("MIC"). In connection with the reorganization of GUI in June 1999, the Company became a subsidiary of GUI, which became a wholly owned subsidiary of Great Universal LLC, a Delaware limited liability company ("GU-LLC"), whose sole member from the date of reorganization until December 31, 1999 was MIC-USA. On December 31, 1999 The 1999 Great Universal LLC Trust (the "Trust") was formed and MIC-USA assigned all ownership interest of GU-LLC to the Trust. GU-LLC provides, through its operating subsidiaries, integrated network products and services, consulting engineering, billing systems applications, teleservices, television and media and specialized electronics products and services.


     Miltope designs, develops, and manufactures computers and computer peripheral equipment for military, industrial and commercial applications where reliable operation of the equipment in challenging environments is imperative. The systems provided are qualified for use in airborne, shipboard, and ground based applications. Miltope's product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage systems. Miltope continues to increase its presence in the military arena including United States Air Force avionics and ground based systems as well as United States Army system diagnostics. Miltope's equipment is designed and qualified for use as part of in-flight entertainment, cabin management, and communication systems and is certified for use aboard virtually every commercial and business jet platform.

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

     On April 1, 2000, the Company entered into an agreement with GUI, to acquire GUI's ownership of 90% of the outstanding stock of PGI. Since GUI, through its controlling interest in the Company, continues to own a controlling interest in PGI after the acquisition, the acquisition has been recorded on the Company's books at GUI's historical cost and accounted for on an "as if pooled basis". Accordingly, the accompanying financial statements have been restated on this basis to reflect the inclusion of PGI in prior years.

     PGI was founded in 1994 and until August 17, 2001 was engaged in engineering design and development of small, rugged hand-held computers utilizing commercial off the shelf ("COTS") technology to provide application solutions for environments where extremes in temperature, shock and vibration are commonplace. On August 17, 2001, the Company moved the manufacturing operations of PGI from facilities in Hauppauge, New York, to the Company's manufacturing facilities in Hope Hull, Alabama.


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

Description of Business
-----------------------
Military/Rugged - General
-------------------------
     The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for military customers. Military/rugged product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage. During the late 1980's Miltope modified its focus to the ruggedization of COTS products in lieu of the typical MIL-SPEC systems previously procured by the Department of Defense ("DOD"). The intent was to take advantage of the accelerated improvements occurring in the commercial electronics industry by procuring commercially available products that have been improved to meet the operational and environmental realities the military faces in its mission. Miltope's focus on the military markets is on rugged and militarized versions of computing systems used in ensuring that tactical and non-tactical mission requirements are met. Expert engineering skills and techniques are utilized to augment the use of COTS modules to meet extended temperature, shock, vibration, altitude, and humidity conditions that are encountered during military missions.

     During 1995, Miltope introduced a new family of rugged computer products consisting of hand held Intel based computers and related peripherals. These new products are re-configurable and scaleable for specific applications and employ COTS technology. The hand-held Intel-based computers are being used for the United States Army's Soldiers' Portable On-system Repair Tools ("SPORT") under an ongoing contract awarded to the Company in June 1996, as well as by other customers for related applications. Under this contract, Miltope is providing a rugged handheld computing and diagnostic system used on every US Army weapon system such as the Abrams Main Battle Tank, the Bradley Fighting Vehicle, and the Apache Longbow attack helicopter.

     Several long-term contracts are in place with the United States Government supporting the DOD digitization and communication plan. The United States Air Force procures a militarized portable computer and printer suite used for processing and recording data collected through the Military Satellite and Communications ("MILSATCOM") equipment.
Both the SPORT and MILSATCOM equipment have been continually improved to include leading edge technology through product enhancements and technical refreshment.

     Substantially all of the military/rugged segment sales consist of militarized and rugged products. Militarized equipment is designed and built, with respect to each component and the whole, to conform to stringent DOD specifications developed for severe land, sea and airborne operating environments. These specifications define equipment operating parameters including atmosphere, temperature and humidity conditions, permitted levels of shock and vibration, susceptibility to electro-magnetic interference ("EMI"), EMI emission levels, and detection and hardening for nuclear survivability. Rugged equipment is designed and manufactured to more severe environmental and operational requirements than commercially available substitutes. This ruggedization technique therefore enhances the state-of-the-art capabilities of commercial equipment when appropriately re-designed to withstand military and airborne application requirements.

     Production of equipment conforming to these DOD specifications has required the development over the years by Miltope of proprietary electronic and electro-mechanical designs and engineering techniques and specialized manufacturing and testing methods. By these means, Miltope has developed a broad range of proprietary components that meet these specifications and are otherwise unavailable in the commercial market. To support its engineering, manufacturing and testing activities, Miltope has extensive manufacturing equipment, clean rooms and reliability and environmental testing facilities as well as a Company wide multi-function computer aided 3D design ("CAD") system and EMI test lab facilities.

     One of Miltope's newer product designs is a Militarized Mass Storage system providing 288 Giga-Bytes of memory in a tactical, airborne, compact, military enclosure. This system's interface is based on high throughput fiber channel technology typically found on the most complex computing systems. This equipment is utilized to record mission data on United States Air Force reconnaissance aircraft at altitudes exceeding 40,000 feet.

     Military/rugged products are sold for use in a broad range of military programs for the United States Air Force, Army, Navy, Marine Corps, NATO, and for multiple foreign countries. Miltope's militarized and rugged computers and peripheral products are compatible with most standard military computers and are sold to the DOD and many prime DOD systems contractors and integrators, including Boeing Aerospace, General Dynamics, Lockheed Martin, Motorola, Rockwell-Collins, BAE, BF Goodrich, Teledyne Controls, Stewart & Stevenson, Sierra Research, CAE, and ITT Defense Systems.

     Miltope believes that it has captured a major portion of the market for militarized rugged laptop computers. In addition, Miltope is recognized as a leading supplier of rugged printers, mass storage systems and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of high reliability computers and computer peripherals and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to avoid the risks normally encountered when procuring peripherals from multiple suppliers and to also achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. Also, as defense budgets have been reduced, an emphasis on commercially adaptable electronics and the requirement for smaller, less expensive and more portable systems has occurred. Miltope believes its new product family of rugged, re-configurable portable and handheld computing devices will serve this growing market niche well as evidenced by the DOD's award to Miltope of the SPORT Program in June 1996, the award of the Hanscom Air Force Base MILSATCOM program in November 1998 and the award of the United States Army's MSD program in May of 2001.

     In June 1996, Miltope was awarded a five-year DOD contract for SPORT. SPORT has enhanced the U.S. Army's capability to diagnose and repair weapon systems and electronically display technical manuals. Production deliveries under this contract began in September 1997. The contract has an estimated value of approximately $81,000,000 over a five-year period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 8, 2002, Miltope has been issued firm orders valued at approximately $69,000,000 under this contract. In addition, Miltope has received orders for SPORT equipment from other defense contractors.

     In August 1999, Miltope was selected by the United States Army's Test Measurement and Diagnostic Equipment Program Office to perform the integration of the Internal Combustion Engine ("ICE") hardware and software with SPORT. Miltope currently serves as the prime contractor for the SPORT computer. This integration program gives the United States Army the ability to perform automatic test, diagnostics and maintenance on diesel engines on all wheeled and tracked vehicle platforms. This contract is a yearly award over an estimated period of three years. As of February 8, 2002, Miltope has exceeded the initial contract estimate of $12,000,000 and has received firm orders of approximately $25,300,000.

     In October 1999, Miltope was selected by the Federal Aviation Administration ("FAA"), as a supplier of in-flight workstations to be utilized in a variety of in-flight and ground based applications. The estimated value of this contract is $800,000 over a two-year period. As of February 8, 2002, Miltope has exceeded the initial contract estimate and has received firm orders of approximately $1,000,000.

     In December 1999, Miltope was selected by Raytheon Optical Systems to supply several 144 Gigabyte Mass Storage Units with state of the art Fiber Channel interface. These systems will be used in reconnaissance systems aboard aircraft of the United States Air Force. The estimated value of the contract is in excess of $1,500,000 over a three-year period. As of February 8, 2002, Miltope has exceeded the initial contract estimate and has received firm orders of approximately $1,800,000.

     In May 2001, Miltope was awarded a five-year DOD contract for the U.S. Army Maintenance Support Device ("MSD") that is the follow on to the SPORT contract Miltope was awarded in 1996. The MSD is based on the Miltope Model TSC - 750 militarized laptop computer. The MSD will be used in forward areas under extreme weather and handling conditions by the U.S. Army for on-system diagnostics and maintenance on all U.S. Army weapons platforms, generators and wheeled and tracked vehicles. The contract has an estimated value of approximately $120,000,000 over a five-year period. There can be no assurances this estimate of purchase requirements will be achieved over the five-year period of the contract. As of February 8, 2002, Miltope has received firm orders of approximately $8,000,000 for the initial qualification testing, field test units and initial production units. Subsequent to February 8, 2002 Miltope has received additional firm orders of approximately $27,000,000 for delivery of this product in 2002 and early 2003.

     During 2001, Miltope worked extensively with PGI in transitioning the manufacturing of the SMART-T product line from Hauppauge, New York to Springfield, Vermont. Miltope is currently producing the SMART-T Remote Operator Unit ("ROU") and Handheld Terminal Unit ("HTU") for Raytheon Company in both its Springfield, Vermont facility and its Hope Hull, Alabama facility under license from PGI. On February 19, 2002, Miltope received firm delivery orders from Raytheon Company for this product in the amount of approximately $2,100,000. The SMART-T ROU and HTU are part of the multi-service, MilStar satellite program for extremely high frequency, worldwide, tactical data and voice communications. The system provides the security, mobility and anti-jamming capability required to defeat the electronic threat and satisfy critical communications needs.

     On March 11, 2002, Miltope received firm delivery orders from the United States Army Tank Automotive Command in the amount of approximately $5,000,000 plus options of another $1,000,000 for the upgrade, manufacture and test of the Mortar Fire Control System Commander's Interface computer. After the initial re-design, this product will be produced under license from PGI at Miltope's ISO 9002 certified Hope Hull, Alabama facility. The Commander's Interface computer provides field level fully integrated, on board digital processing and control of all Mortar Fire Control System components to enhance weapon location/orientation, navigational and ballistic solutions.

     Despite the downward trend of military budgets over the past few years the Company has seen growth in the areas of rugged computers and peripherals. Additionally, the Company is also seeing growth in market sectors related to the introduction of commercial rugged electronics products and components into military applications. The Company believes that the events of September 11, 2001, have, and will continue to have, a profound effect on how every company in the United States does business with the DOD. As the war on terrorism has unfolded and expanded, overall military spending has increased dramatically and will continue to increase in the areas of computing and electronics over the next several years. As this military spending expansion continues, the Company believes that Miltope will benefit from its continued efforts to meet military environmental requirements with modified commercial equipment and components.

Commercial - General
--------------------
     The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-flight maintenance markets. Miltope products comprising this segment are airborne printers, airborne data servers, airborne telephony servers, airborne in-flight workstations, airborne maintenance access terminals, mass storage devices, wireless (802.11) access modules and other derivatives of rugged hand held Intelr based systems originally developed for military applications. This segment's business represented approximately 25% of the Company's 2001 revenues, approximately 32% of the Company's 2000 revenues and approximately 39% of the Company's 1999 revenues.

     Growth in the commercial sector has continued at Miltope through partnerships with providers of avionics, in-flight entertainment, communication, and the customization of commercial and private aircraft. For over fifteen years, Miltope has been providing thermal printers for use in flight deck and cabin installations. Miltope holds a significant domestic market share for all airborne flight deck printing requirements. Continual internal research and development investment in the development of airborne products for the rapidly expanding in-flight entertainment market has proven successful for Miltope. Miltope equipment is currently being utilized as integral components in multiple in-flight systems. Miltope's capabilities include full system integration and application development that provides customers with a complete system solution. Systems are designed, qualified, and delivered utilizing operating systems such as Windows2000, Windows98, Windows NT, Windows CE, Linux, Solaris, and HP-UX. Miltope also continues to develop and improve various products such as telephony and internet servers, redundant arrayed independent disks ("RAID") storage systems, controller terminals and workstations, and sealed disk drives for a variety of applications related to in-flight entertainment, communication, and avionics systems.

     Miltope's airborne printer products are sold to a broad base of airframe manufacturers and commercial airline companies worldwide for use in flight deck and cabin workstation information systems. During 2001, customers for the airborne printer line of products included Boeing, B/E Aerospace, British Airways, Continental Airlines, Delta Airlines, KLM, Lufthansa, Matsushita Avionics Systems, Teledyne Controls, American Airlines, Itochu, Embraer, Fairchild-Dornier, Qantas Airways, United Airlines and AMR Eagle. As of February 8, 2002, Miltope has received firm orders of approximately $2,900,000 for airborne printer production over the remainder of 2002.

     In December 1997, Miltope entered into a strategic agreement with Honeywell, Inc. Business and Commuter Aviation Systems, to provide Portable Maintenance Access Terminals ("PMAT") for use in business jets and commuter aircraft around the world as an option on Honeywell's integrated avionics systems. As of February 8, 2002, Miltope has received firm orders of approximately $5,900,000 under this agreement.

     In March 2000, Miltope entered into an agreement with Tenzing, Inc. to provide airborne telephony servers for Tenzing's FlightConnect TM service for use on commercial passenger airlines throughout the world. As of February 8, 2002, Miltope has received firm orders of approximately $2,000,000 under this agreement.

     In April 2000, Miltope entered into a ten year contract with Empresa Brasileira De Aeronautica (Embraer) to provide flight deck printers, beginning in 2002, for use on board their ERJ-170, ERJ-190-100 and ERJ-190-200 regional and commuter jet aircraft. The estimated contract value is in excess of $15,000,000 over the ten-year period of performance ending in 2010. The estimated contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. As of February 8, 2002, Miltope has not yet received any firm orders for deliveries under this contract.


Sales and Significant Customers
-------------------------------
     Sales in 2001 attributable to the military/rugged industry segment were approximately as follows: 64% from large DOD programs (each accounting for 5% or more of annual sales), 28% from smaller programs and sales of standard items in Miltope's catalogue, 1% from sales to foreign governments and defense contractors and 7% from spare parts sales. Sales to any one large DOD program have varied substantially from year to year due to product cycles and DOD requirements.

     In 2001, sales to the DOD accounted for 63% of net sales of the Company. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 2001 attributable to the commercial industry segment amounted to approximately 25% of the Company's total net sales.

     During 2001, 2000 and 1999, the Company recorded sales of $0, $14,000 and $44,000, respectively to Get.2.Net Corporation and 3C
Communications International, S.A., that are affiliates of the Company.

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

Backlog
-------
     Backlog for both the military and commercial industry segments at December 31, 2001 was $26,000,000, a 10.3% decrease from the $29,000,000 backlog at December 31, 2000. Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog at December 31, 2001 will be recognized as revenue by December 31, 2002. The Company also believes that a substantial part of new delivery orders and contract funding received in 2002 will be recognized as revenue in the same year due to shorter lead times. Current backlog as of March 22, 2002, is approximately $53,000,000.

     Backlog for the commercial industry segment was approximately 25% of the total backlog at December 31, 2001 and approximately 16% of the total backlog at December 31, 2000.

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

     Engineering, research and development expenditures in 2001, 2000, and 1999 were approximately $1,159,000, $659,000 and $1,445,000, respectively.

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

Employees
---------
     At December 31, 2001, the Company employed 154 full-time personnel at Miltope and 2 full time personnel at PGI. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------
     The Company recorded foreign sales in its military/rugged industry segment of approximately $450,000, $2,600,000 and $3,900,000 in 2001,
2000 and 1999, respectively. The Company recorded foreign sales in its commercial industry segment of approximately $2,400,000, $1,800,000 and $3,000,000 in 2001, 2000 and 1999, respectively.

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

     In August of 2001, the Company was recognized for its quality initiatives and was awarded ISO 9002 certification for all the Company's facilities by the Certification Body of TUV MANAGEMENT
SERVICE.

ITEM 2.   PROPERTIES
          ----------
     The Company owns a 90,000 square foot manufacturing and administrative facility located on 25 leased acres in Hope Hull
(Montgomery), Alabama ("Hope Hull").

     In addition, the Company owns a 25,000 square foot clean room, assembly and test facility in Springfield, Vermont.

     The Company leases a 9,175 square foot engineering and administrative facility in Boulder, Colorado.

     The Company through IV Phoenix Group, Inc., its 90% owned subsidiary, leases less than 1,000 square feet of administrative offices in Hauppauge, New York.

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

                                PART II
                                -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS
        -------------------------------------------------------------
Market Information
------------------
     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. On March 24, 1999, the Company began trading on the NASDAQ Small Cap Market. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since January 1, 2000 have been:


     Calendar Year 2001               Low       High
     ------------------             -------    ------
     First Quarter..................$   5/8    $1-1/4

     Second Quarter.................  51/64    2-3/16

     Third Quarter..................1-13/32   2-13/64

     Fourth Quarter.................1-31/64     2-7/8


     Calendar Year 2000               Low       High
     ------------------             -------    ------
     First Quarter..................$  3/4     $5-7/8

     Second Quarter................. 1-7/8      3-7/8

     Third Quarter.................. 1-3/8      2-3/8

     Fourth Quarter.................  9/16      2-1/8


Holders of Common Stock
-----------------------
     As of February 8, 2002, there were approximately 2,158 shareholders of record and beneficial owners of the Company's Common Stock.

Dividend Policy
---------------
     No dividends were declared or paid in 2001, 2000 or 1999. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 2001 that should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

           (All amounts in thousands, except per share data)

                                                 Year ended December 31,
                                        2001     2000    1999      1998     1997
Income statement data:                -------  -------  -------   -------  -------
----------------------
Net sales                             $45,249  $40,730  $36,238   $35,509  $45,904
Gross profit                            5,841    8,023    4,744     6,962   10,251
Loss before income taxes               (2,277)  (1,431)  (7,804)   (4,284)    (415)
Net income (loss)                      (2,277)  (1,431)  (7,804)   (3,008)   1,644
Basic and dilutednet income
  (loss) per share                       (.39)    (.24)   (1.33)     (.51)     .28
Cash dividends declared per share           -        -        -         -        -
Weighted average shares outstanding     5,872    5,872    5,872     5,872    5,870

Balance sheet data:
-------------------
Working capital                       $ 6,210  $ 9,859  $10,386   $18,828  $18,031
Total assets                           30,551   35,615   36,869    43,359   42,785
Long-term debt                          6,650    9,654   13,986    15,123   11,374
Stockholders'                           8,639   10,916   10,006    17,810   20,672
equity


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

"Safe Harbor" Statement under the Private Securities Litigation Reform
Act of 1995
----------------------------------------------------------------------
     The matters and statements made in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore those statements may turn out to be wrong. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases.

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

     Prior to September 11, 2001, this entire segment had been impacted in recent years by reduced government spending and defense appropriations. The militarized product area had been especially subject to defense budget cuts. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of the Company's rugged product line. As the

Army has pushed for further digitization of the battlefield, the Company has pressed forward its initiatives in the tactical and tactical supports areas. Budget constraints have forced the various services to upgrade rather than replace. This has meant incremental sales in the Company's mass memory and disk product lines.

     Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, in-flight cabin management and entertainment products, mass storage devices, and derivatives of rugged hand-held Intel based computers originally developed for military applications.

Results of Operations
---------------------
Consolidated
------------
     The Company reported a consolidated net loss of approximately $2,277,000 in 2001 compared to net losses of approximately $1,431,000 in 2000 and $7,804,000 in 1999. The basic and diluted net loss per share was $.39 in 2001 compared to basic and diluted net losses per share of $.24 in 2000 and $1.33 in 1999.

     Sales in 2001 totaled approximately $45,249,000, an increase of approximately $4,519,000, or 11.1%, from 2000. This change is attributable to continued increases in SPORT units shipped and increases in military printers partially offset by decreases in PGI's total sales. Sales in 2000 totaled approximately $40,730,000, an increase of approximately $4,492,000, or 12.4% from 1999. This change was attributable to increases in SPORT units shipped and increases in other airborne products that were partially offset by decreases in PGI's total sales.

     Gross profit, as a percent of sales, was 12.9% in 2001, 19.7% in 2000, and 13.1% in 1999. The decrease in 2001 from 2000 is largely due to unforeseen expenditures required to complete several PGI initial-award contracts. The increase in 2000 from 1999 is primarily attributable to improvements in material costs and reductions in overhead costs due to increased sales volume.

     Selling, general and administrative expenses, as a percentage of sales, were 13.7% in 2001, 18.6% in 2000, and 27.2% in 1999. The decrease in 2001 as a percentage of sales was attributable to the effect of planned reductions in administrative and marketing costs at both Miltope and PGI. The decrease in 2000 as a percentage of sales was attributable to increased sales coupled with planned reductions in administrative and marketing costs.

     Engineering, research and development expenses, as a percentage of sales, was 2.6% in 2001, 1.6% in 2000, and 4.0% in 1999. The increase in 2001 is attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001. The continued decrease in 2000 was attributable to an overall increase in customer funded research programs.

     Interest expense-net decreased 39.6% in 2001 compared to 2000 due to a $3,288,000 reduction in total debt and a decrease in interest rates. The 3.6% decrease in 2000 compared to 1999 was attributable to a $2,468,000 reduction in total debt partially offset by an increase in interest rates from the prior year.

Miltope Corporation
-------------------

     Effective August 17, 2001, all manufacturing operations of PGI, an operating division that is part of the military/rugged segment, were shut down. Miltope has contracted with PGI to continue production of selective PGI products in Miltope's facilities on a license fee basis. All significant costs to close these manufacturing operations have been included in the financial results of the thirteen and thirty-nine week periods ended September 31, 2001. The Company believes any future costs associated with this shutdown of PGI operations will not be significant.

     The following is a discussion of Miltope's (net of PGI) operating results net of any intercompany activity with PGI.

                          Miltope (net of Eliminations)
                             (Amounts in thousands)
------------------------------------------------------------------------------------------------
                                                                           Percentage Change
                                                                           -----------------
                                        2001      2000      1999     2001 vs 2000    2000 vs 1999
                                      -------   -------   -------    ------------    ------------
Net Sales                             $42,671   $36,811   $27,515       15.9%           33.8%
Cost of Sales                          33,872    28,915    23,449       17.1%           23.3%
                                      -------   -------   -------
Profit Margin                           8,799     7,896     4,066       11.4%           94.2%
                                      -------   -------   -------
Selling, G&A                            4,979     5,735     7,238      (13.2)%         (20.8)%
Engineering, R&D                        1,120       541     1,245      107.0%          (56.5)%
                                      -------   -------   -------
Income (loss) from Operations           2,700     1,620    (4,417)      66.7%          136.7%
Interest Expense - net                    615     1,146     1,184      (46.3)%          (3.2)%
                                      -------   -------   -------
Net Income (Loss) Before Income Taxes   2,085       474    (5,601)     339.9%          108.5%
Income Taxes                                -         -         -          -               -
                                      -------   -------   -------
Net Income (Loss)                     $ 2,085   $   474   $(5,601)     339.9%          108.5%
                                      =======   =======   =======

     Miltope reported net income of approximately $2,085,000 in 2001 compared to $474,000 in 2000 and to a net loss of approximately
$5,601,000 in 1999. The basic and diluted net income per share was $.40 in 2001 compared to $.08 in 2000 and diluted net loss per share of $.95 in 1999.

     Sales for 2001 totaled approximately $42,671,000, an increase of approximately $5,860,000, or 15.9%, from 2000. This change was attributable to increases in SPORT related sales and increased military and airborne printer sales. Sales for 2000 totaled approximately $36,811,000, an increase of approximately $9,296,000, or 33.8%, from 1999. This change was attributable to increases in SPORT related sales and airborne data server products.

     Gross profit, as a percent of sales, was 20.6% in 2001, 21.5% in 2000, and 14.8% in 1999. The decrease in 2001 from 2000 was primarily attributable to the cost of transitioning PGI products to Miltope production facilities. The increase in 2000 from 1999 was primarily attributable to a more favorable product mix and continued improvement in material and overhead costs.

     Selling, general and administrative expenses, as a percentage of sales, were 11.7% in 2001, 15.6% in 2000, and 26.3% in 1999. The decrease in 2001 as a percentage of sales was attributable to increased sales coupled with continued reductions in administrative and marketing costs. The decrease in 2000 as a percentage of sales was attributable to increased sales coupled with planned reductions in administrative and marketing costs.

     Engineering, research and development expenses, as a percentage of sales, was 2.6% in 2001, 1.5% in 2000, and 4.5% in 1999. The increase in 2001 was primarily attributable to efforts expended in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001. The decrease in 2000 was attributable to the year-long emphasis by company management on reducing cost in all areas of the company coupled with increased levels of customer funded research programs.

     Interest expense, net of interest income, decreased 46.3% in 2001 compared to 2000 due to a decrease in total debt, decreased interest rates, and increased interest income. Interest expense, net of interest income, decreased 3.2% in 2000 compared to 1999 due to a $2,018,000 decrease in total debt partially offset by an increase in interest rates.



Liquidity and Capital Resources
-------------------------------
     The following is a breakdown of significant balance sheet categories between Miltope and PGI:

                                          Miltope                     PGI                 Consolidated
                                          -------                     ---                 ------------
                                    (Amounts in thousands)   (Amounts in thousands)   (Amounts in thousands)
                                    ----------------------   ----------------------   ----------------------
                                      2001       2000           2001      2000            2001      2000
                                    --------   -------        -------   -------         -------   -------
 Cash and equivalents                $   901   $ 2,181        $   219   $   530         $ 1,120   $ 2,711
 Receivables, net                      6,339     7,457            849       476           7,188     7,933
 Inventories & other current assets   12,872    12,233            272     1,978          13,144    14,211
                                    --------   -------        -------   -------         -------   -------
 Total current assets                $20,112   $21,871        $ 1,340   $ 2,984         $21,452   $24,855
                                    ========   =======        =======   =======         =======   =======
Payables and other current           $ 8,481   $ 5,581        $ 2,276   $ 4,486         $10,757   $10,067
 liabilities
Short-term debt                            -         -            640       800             640       800
Current portion of long-term debt      3,841     4,096              4        33           3,845     4,129
                                    --------   -------        -------   -------         -------   -------
Total current liabilities            $12,322   $ 9,677        $ 2,920$    5,319         $15,242   $14,996
                                    ========   =======        =======   =======         =======   =======


        Consolidated working capital at December 31, 2001 totaled approximately $6,210,000, a decrease of approximately $3,649,000 from December 31, 2000. Accounts receivable decreased approximately $745,000 as a result of a lower volume of sales in the last quarter of 2001 as compared to the last quarter of 2000. Inventories decreased approximately $1,461,000 as a result of continued management focus on increasing inventory turns by closely monitoring sales levels and the associative inventory levels required to meet those sales levels. Current maturities of long-term debt decreased by approximately $284,000 reflecting more favorable repayment terms on certain of the Company's debt instruments.

        The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15,000,000. The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 with an outstanding balance of approximately $12,000,000. This balance was converted into a term loan payable in twelve equal quarterly installments beginning August 31, 1999.

        Cash provided by operating activities was approximately $2,079,000 in 2001, $3,101,000 in 2000 and $2,512,000 in 1999. The
decrease in cash provided by operating activities in 2001 compared to 2000 and 1999 is primarily the result of cash expended due to the shutdown of PGI operations during 2001 and the increase in cost over revenue associated with the completion of certain PGI subcontracts .

        In April 1994, the Company purchased a new headquarters facility and related capital equipment located in Montgomery, Alabama. The purchase was financed through a bank term loan coupled with the proceeds from the offering of taxable revenue bonds (the "Bonds") by the Alabama State Industrial Development Authority that was completed on January 12, 1995 (the "SIDA Offering"). Repayment of the Bonds is secured by an irrevocable letter of credit issued by Regions Bank in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery, Alabama facility and a security interest in the equipment located at such facility.

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $17,300,000 that expire as follows: $6,800,000 in 2009, $1,290,000 in 2010, $2,460,000 in 2018,
$3,500,000 in 2019, $1,400,000 in 2020, and $1,850,000 in 2001.  At
December 31, 2001, the Company has a valuation allowance of $3,659,000 against the deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the deferred tax asset changes.

        Capital expenditures totaled $247,000 in 2001, $175,000 in 2000 and $750,000 in 1999. The increase in 2001 over 2000 was due to the need for new manufacturing equipment for production and testing in relation to the MSD five-year rugged laptop computer contract awarded to Miltope in May of 2001. The decrease in 2000 expenditures from 1999 was due to a reduction in business development demonstration equipment needs. The Company expects capital expenditures for 2002 to exceed the 2001 level by less than $1,000,000 because of tooling and set-up expenses required for the new MSD contract awarded in 2001. Depreciation and amortization expense for 2001 totaled $1,035,000 compared to $1,360,000 in 2000 and $1,613,000 for 1999. For 2002,
depreciation and amortization expense is expected to be approximately
$1,000,000.

        The Company believes that its working capital and capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and the proceeds from any future lines of credit that the Company may negotiate.

Contractual Obligations - (dollars in thousands)
------------------------------------------------
        The Company's obligations to make future payments under contracts as of December 31,2001 are summarized in the following table:


Contractual Obligations           Total     Less than 1 year     1-3 years    4-5 years    Over 5 years
--------------------------       -------    ----------------     ---------    ---------    ------------
Long-term debt                   $10,370        $ 3,802           $ 4,799      $ 1,085        $   685

Capital lease obligations            125             43                82            -              -

Operating leases                   3,396            300               298          188          2,610
                                 -------        -------           -------      -------        -------
Total contractual obligations    $13,891        $ 4,145           $ 5,179      $ 1,273        $ 3,295
                                 =======        =======           =======      =======        =======


Recent Accounting Pronouncements
--------------------------------

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

Critical Accounting Policies
----------------------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

        We believe application of accounting policies and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements, presented elsewhere in this report on Form 10-K. We have identified certain critical accounting policies that are described below.

Inventories-Provision for Slow Moving and Obsolescence - The Company has various components in its inventory that relate to discontinued products and warranty replacement parts and repairs. The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto. On an on-going basis the Company evaluates its estimates of loss provisions by using various reports and analysis to focus on inventory throughput trends, inventory composition and inventory utilization over discrete periods of time. Additionally, the Company tracks projected parts usage to parts on hand inventory to minimize risk of overstocks.

Deferred Taxes - The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the

Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Impairment of Long-lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In such cases, the Company would record an impairment loss to reduce long-lived assets to their fair value.

Effects of Inflation
--------------------
        Inflation has not had a significant impact on the Company's results of operations.

Outlook for the Company
-----------------------
        The Company believes that the events of September 11, 2001, have, and will continue to have, a profound effect on how every company in the United States does business. As the war on terrorism has unfolded and expanded, overall military spending has increased dramatically and will continue to increase in the areas of computing and electronics over the next several years. As this military spending expansion continues, the Company believes that Miltope will benefit from its continued efforts to meet military environmental requirements with modified commercial equipment and components. The Company believes the level of growth in revenue in the Company's commercial airborne products market will remain low over the next twelve to eighteen month period. Despite this belief, the Company continues to focus appropriate resources in the development of products for the airborne market as potential applications arise. The Company believes that its results will be favorably affected in the future with continued growth in the military coupled with the expected longer-term recovery in its commercial airborne products markets.

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

     The Company has a term loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates (from 6.75% to 7.45.%) would affect the Company's variable debt obligations and could potentially reduce future earnings by approximately $42,000.


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

                               PART III
                               --------


Item 10.   Directors and Executive Officers of the Registrant.
           ---------------------------------------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2002 annual meeting under the captions "Proposal No.1 - Election of Directors", "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 11.   Executive Compensation.
           -----------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2002 annual meeting under the captions "Compensation of Executive Officers and Directors" and "Compensation of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2002 annual meeting under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership of Common Stock by Directors,
Nominees and Officers" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 13.   Certain Relationships and Related Transactions.
           -----------------------------------------------
           The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2002 annual meeting under the captions "Certain Relationships and Related Transactions" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2001.

                                PART IV
                                -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------
(a) The following documents are filed as part of this Report         Page
                                                                     ----
        1. Consolidated Financial Statements:
           Table of Contents to Consolidated Financial Statements     F-1
           Independent Auditors' Report                               F-2
           Independent Auditors' Report of Other Auditors             F-3
           Consolidated Balance Sheets as of December 31,
             2001 and 2000                                            F-4
           Consolidated Statements of Operations for the Years
             Ended December 31, 2001, 2000 and 1999                   F-5
           Consolidated Statements of Stockholders' Equity for
             the Years Ended December 31, 2001, 2000 and 1999         F-6
           Consolidated Statements of Cash Flows for the Years
             Ended December 31, 2001, 2000 and 1999                   F-7
           Notes to Consolidated Financial Statements                 F-8

        2.   Financial Statement Schedule
                  The following financial statement schedule for the years ended December 31, 2001, 2000, and 1999 is included in Part IV of this report on the indicated page:

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

(b) There have been no reports on Form 8-K filed during the last quarter of the period ended December 31, 2001.

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

10(j) Purchase and Sale Agreement, dated April 19, 1994, between Collier Management Group, Inc. and
           Miltope Corporation, with respect to 3800 Richardson
           Road South, Hope Hull, Alabama [Incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K filed with the Commission on March 31, 1995
           (File No. 0-13433)].

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

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------
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

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------
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

10(m)(E) Re-marketing Agreement, dated January 1, 1995, among Miltope Corporation, the State Industrial
           Development Authority and Merchant Capital,
           L.L.C. [Incorporated by reference to Exhibit 10(q)(E) to the Registrant's Form 10-K filed with the Commission on March 31, 1995 (File No. 0-13433)].

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------
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

10(q)(F) Stock Option Agreement, dated September 17, 1998, between the Registrant and William L. Dickinson. [Incorporated by reference to Exhibit 10(q)(F) to the Registrants Form 10-K filed with the Commission on March 31, 1999 (File No. 0-13433)].

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------
10(q)(G) Stock Option Agreement, dated April 20, 2000, between the Registrant and William L. Dickinson.
           [Incorporated by reference to Exhibit 10(q)(G) to the Registrants Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

*10(q)(H)  Stock Option Agreement, dated April 19, 2001,
           between the Registrant and William L. Dickinson.

10(u) Stock Option Agreement, dated September 17, 1998, between the Registrant and Jerry Tuttle.
           [Incorporated by reference to Exhibit 10(u) to the Registrant's Form 10-K filed with the Commission on March 31, 1999 (File No. 0-13433)].

10(u)(A) Stock Option Agreement, dated April 20, 2000, between the Registrant and Jerry Tuttle.
           [Incorporated by reference to Exhibit 10(u)(A) to the Registrants Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

*10(u)(B)  Stock Option Agreement, dated April 19, 2001,
           between the Registrant and Jerry Tuttle.

10(v) Stock Option Agreement dated January 15, 1999 between the Registrant and Thomas R. Dickinson. [Incorporated by reference to Exhibit 10(v) to the Registrant's Form 10-K filed with the Commission on March 31, 2000 (File No. 0-13433)].

10(v)(A) Stock Option Agreement dated May 4, 2000, between the Registrant and Thomas R. Dickinson.
           [Incorporated by reference to Exhibit 10(v) to the Registrant's Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

*10(v)(B)  Stock Option Agreement dated November 20, 2001,
           between the Registrant and Thomas R. Dickinson.

_________
*Filed herewith

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------
10(w) Stock Option Agreement, dated April 20, 2000, between the Registrant and Lawrence P. Farrell.
           [Incorporated by reference to Exhibit 10(w) to the Registrants Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

*10(w)(A)  Stock Option Agreement, dated April 19, 2001,
           between the Registrant and Lawrence P. Farrell.

10(x) Stock Option Agreement dated June 25, 1999, between the Registrant and Tom B. Dake.
           [Incorporated by reference to Exhibit 10(x) to the Registrant's Form 10-K filed with the Commission on March 31, 2000 (File No. 0-13433)].

10(x)(A) Stock Option Agreement dated May 4, 2000, between the Registrant and Tom B. Dake.
           [Incorporated by reference to Exhibit 10(x)(A) to the Registrant's Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

*10(x)(B)  Stock Option Agreement dated November 20, 2000,
           between the Registrant and Tom B. Dake.

18 Letter regarding change in accounting principle, dated May 13, 1994 [Incorporated by reference to Exhibit 18 to the Registrant's Form 10-Q filed with the Commission on May 16, 1994 (File No. 0-13433)].

*21        Subsidiaries of the Registrant.

*23 Independent Auditors' Consent, dated March 29, 2002, to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8 of their report dated February 8, 2002 (March 6, 2002 as to the waiver letter described in Note 5) appearing in this Annual Report on Form 10-K for the year ended
           December 31, 2001.


_________
*Filed herewith

                  THIS PAGE INTENTIONALLY LEFT BLANK

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                  -----------------------------------
        TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------------------

                                                                Page
                                                                ----
Independent Auditors' Report                                    F-2

Independent Auditors' Report of Other Auditors                  F-3

Consolidated Balance Sheets as of December 31, 2001
  and 2000                                                      F-4

Consolidated Statements of Operations for the
  Years Ended December 31, 2001, 2000 and 1999                  F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999                  F-6

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2001, 2000 and 1999                  F-7

Notes to Consolidated Financial Statements                      F-8


     The following financial statement schedule for the years ended
December 31, 2001, 2000, and 1999 is included in Part IV of this report on the indicated page:

Schedule II    Valuation and Qualifying Accounts and Reserves   F-20

     All other Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes hereto.

INDEPENDENT AUDITORS' REPORT
----------------------------
To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and subsidiaries (a majority-owned subsidiary of Great Universal Incorporated) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the acquisition of IV Phoenix Group, Inc.,
(PGI) by Miltope Group, Inc. from Great Universal Incorporated, which has been accounted for on an "as if pooled" basis as described in Note 2 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity, or cash flows of PGI for the year ended December 31, 1999, which statements reflect total revenues of $8,721,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PGI for 1999, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miltope Group Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
February 8, 2002 (March 6, 2002 as to the waiver
letter described in Note 5)

INDEPENDENT AUDITORS' REPORT OF OTHER AUDITORS
----------------------------------------------
To IV Phoenix Group, Inc.:

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

ARTHUR ANDERSEN LLP

New York, New York
March 30, 2001
                                   F-3

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------
ASSETS                                                    2001           2000
------                                                -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                            $ 1,120,000    $ 2,711,000
 Accounts receivable                                    7,188,000      7,933,000
 Inventories                                           11,416,000     12,877,000
 Deferred income taxes                                  1,339,000        952,000
 Other current assets                                     389,000        382,000
                                                      -----------    -----------
       Total current assets                            21,452,000     24,855,000
                                                      -----------    -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                                7,588,000      8,911,000
 Furniture and fixtures                                 1,588,000      1,628,000
 Land, buildings and improvements                       6,702,000      6,732,000
                                                      -----------    -----------
       Total property and equipment                    15,878,000     17,271,000
 Less accumulated depreciation and amortization        10,058,000     10,679,000
                                                      -----------    -----------
       Property and equipment - net                     5,820,000      6,592,000
                                                      -----------    -----------
DEFERRED INCOME TAXES                                   2,825,000      3,212,000
OTHER ASSETS                                              454,000        956,000
                                                      -----------    -----------
TOTAL                                                 $30,551,000    $35,615,000
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                     $ 6,972,000    $ 5,533,000
 Accrued expenses                                       3,785,000      4,534,000
 Short-term debt                                          640,000        800,000
 Current maturities of long-term debt                   3,845,000      4,129,000
                                                      -----------    -----------
       Total current liabilities                       15,242,000     14,996,000

LONG-TERM DEBT                                          6,650,000      9,654,000

OTHER LIABILITIES                                          20,000         49,000
                                                      -----------    -----------
       Total liabilities                               21,912,000     24,699,000
                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value; 20,000,000 shares
  authorized; 6,811,112 shares outstanding                 68,000         68,000
 Capital-in-excess of par value                        24,519,000     24,519,000
 Retained earnings (deficit)                           (1,702,000)       575,000
                                                      -----------    -----------
                                                       22,885,000     25,162,000
 Less treasury stock, at cost                          14,246,000     14,246,000
                                                      -----------    -----------
       Total stockholders' equity                       8,639,000     10,916,000
                                                      -----------    -----------
TOTAL                                                 $30,551,000    $35,615,000
                                                      ===========    ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------

                                                 2001            2000            1999
                                             -----------     -----------     -----------
NET SALES                                    $45,249,000     $40,730,000     $36,238,000
                                             -----------     -----------     -----------
COSTS AND EXPENSES:
 Cost of sales                                39,408,000      32,707,000      31,494,000
 Selling, general and administrative           6,224,000       7,578,000       9,840,000
 Engineering, research and  development        1,159,000         659,000       1,445,000
                                             -----------     -----------     -----------
       Total                                  46,791,000      40,944,000      42,779,000
                                             -----------     -----------     -----------
LOSS FROM OPERATIONS                          (1,542,000)       (214,000)     (6,541,000)

INTEREST EXPENSE - net                           735,000       1,217,000       1,263,000
                                             -----------     -----------     -----------
LOSS BEFORE INCOME TAXES                      (2,277,000)     (1,431,000)     (7,804,000)

INCOME TAXES                                           -               -               -
                                             -----------     -----------     -----------
NET LOSS                                     $(2,277,000)    $(1,431,000)    $(7,804,000)
                                             ===========     ===========     ===========
BASIC AND DILUTED NET
 LOSS PER SHARE                              $      (.39)    $      (.24)    $     (1.33)
                                             ===========     ===========     ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                   5,871,523       5,871,523       5,871,523
                                             ===========     ===========     ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------

                                           Common Stock
                                           ------------           Capital-in-      Retained
                                                        Par        Excess of       Earnings        Treasury Stock
                                        Shares         Value       Par Value       (Deficit)     Shares          Cost
                                        ------         ------     -----------      --------      ------       -----------
Balance, January 1, 1999               6,811,112     $  68,000    $22,178,000     $ 9,810,000    939,589      $14,246,000

Net loss                                       -             -              -      (7,804,000)         -                -
                                       ---------     ---------    -----------     -----------    -------      -----------
Balance, December 31, 1999             6,811,112        68,000     22,178,000       2,006,000    939,589       14,246,000

Pre-acquisition conversion of
  PGI related-party debt to equity                                  2,341,000

Net loss                                       -             -              -      (1,431,000)         -                -
                                       ---------     ---------    -----------     -----------    -------      -----------
Balance, December 31, 2000             6,811,112        68,000     24,519,000         575,000    939,589       14,246,000

Net loss                                       -             -              -     (2,277,000)          -                -
                                       ---------     ---------    -----------     -----------    -------      -----------
Balance, December 31, 2001             6,811,112     $  68,000    $24,519,000    $(1,702,000)    939,589      $14,246,000
                                       =========     =========    ===========    ===========     =======      ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------
                                                               2001            2000             1999
OPERATING ACTIVITIES:                                      -----------     -----------      -----------
 Net loss                                                  $(2,277,000)    $(1,431,000)     $(7,804,000)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                              1,035,000       1,360,000        1,613,000
  Provision for slow-moving and obsolete inventories         1,583,000       1,319,000        1,289,000
  Provision for doubtful accounts receivable                   345,000         182,000          551,000
  Provision for asset impairment                                     -               -          281,000
  Gain (loss) on sale of fixed assets                           36,000         (22,000)               -
  Change in assets and liabilities provided (used) cash:
   Accounts receivable                                         400,000      (3,638,000)       3,179,000
   Inventories                                                (123,000)      1,164,000        3,505,000
   Other current assets                                         (7,000)         30,000         (344,000)
   Other assets                                                398,000         409,000         (386,000)
   Accounts payable and accrued expenses                       689,000       3,728,000          223,000
   Other liabilities                                                 -               -          405,000
                                                           -----------     -----------      -----------
     Net cash provided by operating activities               2,079,000       3,101,000        2,512,000
                                                           -----------     -----------      -----------
INVESTING ACTIVITIES:
 Capital expenditures                                         (247,000)       (175,000)        (750,000)
 Proceeds from sale of property and equipment                  166,000         900,000                -
                                                           -----------     -----------      -----------
     Net cash provided by (used in) investing activities       (81,000)        725,000         (750,000)
                                                           -----------     -----------      -----------
FINANCING ACTIVITIES:
 Borrowings on long-term debt                                       --              --       10,009,000
 Payments on long-term debt                                 (3,589,000)     (3,552,000)      (9,632,000)
                                                           -----------     -----------      -----------
     Net cash provided by (used in) financing activities    (3,589,000)     (3,552,000)         377,000
                                                           -----------     -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,591,000)        274,000        2,139,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 2,711,000       2,437,000          298,000
                                                           -----------     -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $ 1,120,000     $ 2,711,000      $ 2,437,000
                                                           ===========     ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments made for:
  Income taxes                                             $    12,000     $         -      $     2,000
                                                           ===========     ===========      ===========
  Interest                                                 $   735,000     $   980,000      $ 1,227,000
                                                           ===========     ===========      ===========
 Equipment acquired under capital lease obligations        $   141,000     $         -      $         -
                                                           ===========     ===========      ===========


See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING
   AND FINANCIAL REPORTING POLICIES
   ---------------------------------
   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc. and its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), IV Phoenix Group, Inc. ("PGI"), and Miltope Business Products, Inc. ("MBP"). These companies are collectively referred to as the "Company". All material intercompany transactions have been eliminated. The Company is a majority-owned subsidiary of Great Universal Incorporated ("GUI"). All amounts presented have been rounded to the nearest thousand.

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

   Fair Value of Financial Instruments - The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short-term maturity of those instruments. Additional information regarding the fair value of other financial instruments is disclosed in Note 5.

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

   Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventoried costs include direct materials, direct labor, engineering and manufacturing overhead, contract specific tooling, and other related costs.

   Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In such cases, the Company would record an impairment loss to reduce long-lived assets to their fair value.

   Revenue Recognition - The Company generates revenue from its operating segments, commercial and military/rugged. All commercial products are generally priced to the customer on a price per unit basis. The Company recognizes revenue based on the price per unit at the time delivery of the product is made and title, ownership and risk of loss passes to the customer. In the military/rugged segment the Company recognizes revenue from fixed price contracts for products when deliveries are made or work performed and title, ownership and risk of loss passes to the customer. The Company recognizes revenue from cost-plus-fee contracts when work is performed and reimbursable and allowable costs are incurred and estimated fees are earned. Revenue for certain pre-production services pursuant to sales contracts is recognized when the service is performed.

   Engineering, Research and Development - Engineering, research and development expenditures not made in connection with sales contracts are charged to expense as incurred.

   Product Warranties - The Company provides limited warranties of anywhere from 90 days to 5 years based on the product sold. A liability is provided for estimated future warranty costs based upon management's assessment of historical experience and current trends.

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

   Net Loss Per Share - Basic and diluted net loss per share are computed by dividing net loss by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net loss per share. Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Anti-dilutive options were 447,795, 333,512 and 312,858 for 2001, 2000 and 1999, respectively.

   Recent Accounting Pronouncements - Statement of Financial Account Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for
   hedging activities.   Under SFAS 133, certain contracts that were
   not formerly considered derivatives may now meet the definition of
   a derivative.   The Company adopted SFAS 133 effective January  1,
   2001.   The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

   Revenues and net income (loss) for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

   Revenues (net of eliminations):      2001            2000            1999
                                     -----------     -----------     -----------
      Miltope                        $42,671,000     $36,811,000     $27,517,000
      PGI                              2,578,000       3,919,000       8,721,000
                                     -----------     -----------     -----------
   Combined                           45,249,000      40,730,000      36,238,000
                                     ===========     ===========     ===========
   Net income (loss):
      Miltope                          2,085,000         474,000      (5,601,000)
      PGI                             (4,362,000)     (1,905,000)     (2,203,000)
                                     -----------     -----------     -----------
   Combined                          $(2,277,000)    $(1,431,000)    $(7,804,000)
                                     ===========     ===========     ===========


3. ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable consist of the following:          2001            2000
                                                      -----------     -----------
        Amounts receivable from the
          United States Government                    $ 3,124,000     $ 1,727,000
        Amounts receivable from other customers         4,379,000       6,776,000
        Allowance for doubtful accounts                  (315,000)       (570,000)
                                                      -----------     -----------
           Total                                      $ 7,188,000     $ 7,933,000
                                                      ===========     ===========

4.    INVENTORIES
      -----------

      Inventories consist of the following:               2001            2000
                                                      -----------     -----------
        Purchased parts and subassemblies             $ 9,246,000     $ 9,911,000
        Work-in-process                                 2,170,000       2,966,000
                                                      -----------     -----------
          Total                                       $11,416,000     $12,877,000
                                                      ===========     ===========

        Inventories include a reserve for slow-moving and obsolete items of $2,480,000, and $1,913,000 at December 31, 2001, and 2000,
   respectively.

5.  LONG-TERM DEBT
    --------------
   Long-term debt consists of the following:         2001            2000
                                                 -----------     -----------
      Term loan                                  $ 6,350,000     $ 8,975,000
      Industrial Development Authority
        Revenue Bonds                              3,135,000       3,515,000
      Capital Leases                                 125,000               -
      Other debt                                     885,000       1,293,000
                                                 -----------     -----------
        Total                                     10,495,000      13,783,000
        Less current maturities                    3,845,000       4,129,000
                                                 -----------     -----------
        Total                                    $ 6,650,000     $ 9,654,000
                                                 ===========     ===========

   The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August 31, 1999. The balance remaining on the revolving agreement at May 31,1999 that was subsequently converted into a term loan was approximately $12,000,000. The $12,000,000 term loan, at the Company's option, bears interest at the bank's reference rate (effective rate was 4.75% and 9.50% at December 31, 2001 and 2000, respectively), or at a rate equaling the London Inter Bank Offered Rate plus 2.0% (effective rate was 4.14% and 8.82% at December 31, 2001 and 2000, respectively). The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $420,000 and $600,000 from December 2002 through December 2008. Repayment of the Bonds is secured by an irrevocable letter of credit in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery, Alabama facility and a security interest in the equipment located at such facility. Property and equipment with a carrying value of $4,567,000 and $4,991,000 at December 31, 2001 and 2000,
   respectively, are pledged as collateral. Letter of credit commitment fees paid during 2001 and 2000 were $40,000 and $45,000, respectively. The agreement with the Industrial Development Authority bears interest at a variable market rate that ranged from 1.90% to 6.51% during 2001, and from 6.15% to 7.01% during 2000, and was 1.93% and 6.64% at December 31, 2001 and 2000, respectively.

   The credit agreements referenced above include various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees, (iii) investment in, and advances to, other entities, and (iv) payment of dividends. The Company's term loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income. At December 31, 2001, the Company was in default of the financial covenant related to cash flows and current maturities of long term debt which is measured annually. The Company obtained a letter dated March 6, 2002 from the primary lender waiving the violation as of December 31, 2001.

   Other notes are due in aggregate monthly installments of $35,000 including variable interest based on the U.S. Treasury Rate (5.88% and 7.25% at December 31, 2001 and 2000, respectively).

   Interest expense of $735,000, $1,217,000, and $1,263,000 for 2001,
   2000, and 1999, respectively is presented net of interest income of $138,000, $150,000, and $40,000 for 2001, 2000, and 1999,
   respectively.

   The aggregate maturities of current and long-term debt subsequent to December 31, 2001, reflecting the revision by the primary lender are presented below.

                    Year Ending December 31,
                             2002               $ 3,845,000
                             2003                 3,779,000
                             2004                 1,101,000
                             2005                   525,000
                             2006                   560,000
                          Thereafter                685,000
                                                -----------
                                       Total    $10,495,000
                                                ===========

   The fair value of long-term debt approximated the carrying value as of December 31, 2001 and 2000, as all instruments are at variable interest rates.

6. INCOME TAXES
   ------------
   The deferred tax assets and liabilities at December 31, 2001 and 2000 are comprised of the following:

                                                  2001
                               -------------------------------------------
                                                Deferred
                                 Deferred         Tax
                                Tax Assets     Liabilities         Total
   Current :                   -----------     -----------     -----------
     Inventories               $ 1,484,000     $       -       $ 1,484,000
     Non-deductible accrual        330,000             -           330,000
     Prepaid expenses                    -       (42,000)          (42,000)
                               -----------     ---------       -----------
        Total current            1,814,000       (42,000)        1,772,000
     Valuation allowance          (433,000)            -          (433,000)
                               -----------     ---------       -----------
     Net current                 1,381,000       (42,000)        1,339,000
                               -----------     ---------       -----------
   Long-term:
     Net operating loss
       carryforward              5,818,000             -         5,818,000
     Alternative minimum tax
       credit carryforward         240,000             -           240,000
     Other                           1,000        (8,000)           (7,000)
                               -----------     ---------       -----------
        Total long-term          6,059,000        (8,000)        6,051,000
     Valuation allowance        (3,226,000)            -        (3,226,000)
                               -----------     ---------       -----------
     Net long-term               2,833,000        (8,000)        2,825,000
                               -----------     ---------       -----------
     Net                       $ 4,214,000     $ (50,000)      $ 4,164,000
                               ===========     =========       ===========

                                                 2000
                               -------------------------------------------
                                                Deferred
                                Deferred          Tax
                               Tax Assets      Liabilities        Total
   Current :                   -----------     -----------     -----------
     Inventories               $ 1,202,000     $        -      $ 1,202,000
     Non-deductible accrual        506,000              -          506,000
     Deferred revenue              538,000              -          538,000
     Prepaid expenses                    -        (37,000)         (37,000)
                               -----------     ----------      -----------
        Total current            2,246,000        (37,000)       2,209,000

      Valuation allowance       (1,257,000)             -       (1,257,000)
                               -----------     ----------      -----------
     Net current                   989,000        (37,000)         952,000
                               -----------     ----------      -----------
   Long-term:
     Net operating loss
       carryforward              4,698,000              -        4,698,000
     Alternative minimum tax
       credit carryforward         240,000              -          240,000
     Other                           2,000        (81,000)         (79,000)
                               -----------     ----------      -----------
       Total long-term           4,940,000        (81,000)       4,859,000
       Valuation allowance      (1,647,000)             -       (1,647,000)
                               -----------     ----------      -----------
       Net long-term             3,293,000        (81,000)       3,212,000
                               -----------     ----------      -----------
     Net                       $ 4,282,000     $ (118,000)     $ 4,164,000
                               ===========     ==========      ===========

   At December 31, 2001, the Company has established a valuation allowance of $3,659,000 against the net deferred income tax assets. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the net operating loss carryforward asset changes.

   The Company has net operating loss carryforwards for federal income tax purposes at December 31, 2001 of approximately $17,300,000 that expire as follows: $6,800,000 in 2009, $1,290,000 in 2010, $2,460,000 in 2018, $3,500,000 in 2019, $1,400,000 in 2020 and $1,850,000 in
   2021. The Company also has approximately $240,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.

   The Company's benefit for income taxes differs from the amount computed using the federal statutory tax rate as a result of the following items:

                                            2001           2000             1999
                                        -----------     ----------      -----------
   Amount at federal statutory rate     $ (725,000)     $ (487,000)     $(2,603,000)
   Increases (reductions) due to:
     State taxes - net of federal
       income tax benefit                  (36,000)        (78,000)        (261,000)
     Change in valuation allowance         755,000         490,000        2,861,000
     Goodwill                                3,000          50,000                -
     Other                                   3,000          25,000            3,000
                                        ----------      ----------      -----------
    Total                               $        -      $        -      $         -
                                        ==========      ==========      ===========

7. EMPLOYEE BENEFIT PLANS
   ----------------------
   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees.
   Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total pay. The Company's provision pursuant to the Plan amounted to $80,000 and $81,000 in 2001 and 2000, respectively.
   The Company made no contributions for 1999.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. The Company recorded a bonus provision of $350,000 and $300,000 for 2001 and 2000, respectively and none for 1999.


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

   A summary of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the year ended on those dates is presented below:

                                    2001                                  2000                                    1999
                      ---------------------------------   -----------------------------------    ---------------------------------
                                              Weighted                             Weighted                             Weighted
                                  Weighted     Average                 Weighted    Average                  Weighted     Average
                      Options     Average    Fair Value    Options     Average    Fair Value     Options     Average    Fair Value
                        for       Exercise    at Grant       for       Exercise    at Grant        for       Exercise    at Grant
                       Shares      Price        Date       Shares      Price        Date          Shares      Price       Date
                      ---------------------------------   -----------------------------------    ---------------------------------
Outstanding
 beginning of year     333,512    $2.17                   312,858     $2.20                      297,245      $3.14
Granted
   Price = fair value   60,500    $1.66       $1.56        37,000     $1.53         $1.45        161,500      $1.41       $0.99

   Price < fair value   62,283    $0.72       $0.74        19,254     $2.34         $2.77

 Exercised                  --                                 --                                     --
 Canceled               (8,500)   $1.71                   (35,600)    $1.89                     (145,887)     $3.24
                       -------                            -------                               --------
  Outstanding at end
  of year              447,795    $1.91                   333,512     $2.17                      312,858      $2.20
                       =======                            =======                                =======
 Options
 exercisable at
  December 31:

  Director options     128,295    $1.52                    66,012     $2.27                       46,758       $2.25

  Employee options     156,500    $2.53                   107,500     $2.86                       64,050       $3.61
                       -------                            -------                                -------
  Total                284,795    $2.07                   173,512     $2.64                      110,808       $3.04
                       =======                            =======                                =======

  The following table summarizes information about stock options outstanding at December 31, 2001:

                                               Options Outstanding                         Options Exercisable
                                -------------------------------------------------     ------------------------------
                                                Weighted
                                                 Average             Weighted                          Weighted
                                 Number          Remaining            Average           Number          Average
                                Outstanding    Contractual Life    Exercise Price     Outstanding     Exercise Price
                                -------------------------------------------------     ------------------------------
  Range of Exercise Prices

   $0.72    --   $4.46           430,795            7.51              $1.77             267,795           $1.86
   $5.50    --   $5.50            17,000            1.72              $5.50              17,000           $5.50
                                 -------                                                -------
                                 447,795            7.29              $1.91             284,795           $2.07
                                 =======                                                =======

  The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Compensation expense related to these plans under this methodology is insignificant. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and basic and diluted net loss per share would approximate the pro forma amounts below.

                               2001            2000           1999
   Net loss:               -----------     -----------     -----------
     As reported           $(2,277,000)    $(1,431,000)    $(7,804,000)
     Pro forma             $(2,403,000)    $(1,556,000)    $(7,869,000)


  Basic and diluted net
   loss per share:
     As reported           $     (0.39)    $     (0.24)    $     (1.33)
     Pro forma             $     (0.41)    $     (0.26)    $     (1.34)

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  For purposes of SFAS 123, the weighted average fair value of the options granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 2001     2000     1999
                                -------  -------  -------
   Expected life (years)          10.0     10.0     10.0
   Risk-free interest rate        5.00%    5.71%    5.62%
   Dividend rate                     0%       0%       0%
   Expected volatility          111.42%  106.63%   57.18%

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Leasing Arrangements - The Company is obligated under several non-cancelable operating leases covering land, office facilities and equipment. The corporate headquarters resides upon land under a lease which provides for minimum rentals through 2086. Minimum rentals are subject to increases based on the annual consumer price index. Future minimum lease payments under all operating leases with an initial or remaining non-cancelable lease term of more than one year at December 31, 2001 are as follows:

             Year Ending December 31,
             ------------------------
                   2002                 $  300,000
                   2003                    196,000
                   2004                    102,000
                   2005                    103,000
                   2006                     85,000
                 Thereafter              2,610,000
                                        ----------
                   Total                $3,396,000
                                        ==========

   Aggregate rental expense under operating leases amounted to $413,000, $428,000, and $483,000, in 2001, 2000 and 1999,
   respectively.

   The Company leases excess office space at its Hope Hull facility to a non-related tenant on a year-to-year basis. This lease will expire at the end of 2002. Future minimum lease receipts expected for 2002 are $100,000.

   Aggregate rental income under operating leases amounted to $126,000, $187,000, and $143,000, in 2001, 2000 and 1999,
   respectively. Rental income from related parties was $32,000, $96,000, and $143,000 in 2001, 2000, and 1999, respectively. All leases to related parties expired without renewal at December 31, 2001.

   Litigation - The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the consolidated financial statements.

   Claims - From time to time the Company may have certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at December 31, 2001, the Company believes that any additional costs evolving from these negotiations would not be material to the consolidated financial statements.


10.  SEGMENT INFORMATION
     -------------------
   The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. IV Phoenix Group ("PGI") is an operating segment of the Company which has been aggregated within the Military/Rugged segment for financial reporting purposes. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed salespeople to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating profit (loss) does not reflect other income (expense) or income taxes.

                                                                                        General
   2001                              Military/Rugged    Commercial    Eliminations     Corporate      Consolidated
   ----                              ---------------    -----------   ------------    -----------     ------------
   Net sales from external customers   $34,314,000      $11,156,000   $  (221,000)                     $45,249,000
                                       ===========      ===========   ===========                      ===========
   Segment operating income (loss)     $(2,927,000)     $ 1,392,000   $    (7,000)                     $(1,542,000)
                                       ===========      ===========   ===========                      ===========
   Identifiable assets                 $17,330,000      $ 7,094,000   $     7,000     $ 6,120,000      $30,551,000
                                       ===========      ===========   ===========     ===========      ===========
   Capital expenditures                $   178,000      $    69,000                                    $   247,000
                                       ===========      ===========                                    ===========
   Depreciation and amortization       $   943,000      $    85,000   $     7,000                      $ 1,035,000
                                       ===========      ===========   ===========                      ===========

                                                                                        General
   2000                              Military/Rugged    Commercial    Eliminations     Corporate      Consolidated
   ----                              ---------------    -----------   ------------    -----------     ------------
   Net sales from external customers   $28,011,000      $12,972,000   $  (253,000)                     $40,730,000
                                       ===========      ===========   ===========                      ===========
   Segment operating income (loss)     $(1,379,000)     $ 1,311,000   $  (146,000)                     $  (214,000)
                                       ===========      ===========   ===========                      ===========
   Identifiable assets                 $18,675,000      $ 8,727,000   $     7,000     $ 8,206,000      $35,615,000
                                       ===========      ===========   ===========     ===========      ===========
   Capital expenditures                $   112,000      $    63,000                                    $   175,000
                                       ===========      ===========                                    ===========
   Depreciation and amortization       $   883,000      $   330,000   $   147,000                      $ 1,360,000
                                       ===========      ===========   ===========                      ===========

                                                                                        General
   1999                              Military/Rugged    Commercial    Eliminations     Corporate      Consolidated
   ----                              ---------------    -----------   ------------    -----------     ------------
   Net sales from external customers   $25,230,000      $14,048,000   $(3,040,000)                     $36,238,000
                                       ===========      ===========   ===========                      ===========
   Segment operating loss              $(5,566,000)     $  (828,000)  $  (147,000)                     $(6,541,000)
                                       ===========      ===========   ===========                      ===========
   Identifiable assets                 $21,755,000      $ 6,558,000   $   154,000     $ 8,402,000      $36,869,000
                                       ===========      ===========   ===========     ============     ===========
   Capital expenditures                $   434,000      $   316,000                                    $   750,000
                                       ===========      ===========                                    ===========
   Depreciation and amortization       $ 1,027,000      $   440,000   $   146,000                      $ 1,613,000
                                       ===========      ===========   ===========                      ===========

   In 2001, 2000 and 1999, foreign sales accounted for 1%, 9%, and 2%, respectively, of the military/rugged segment net sales and 21%, 14%, and 21%, respectively, of the commercial segment net sales.

   During 2001, 2000 and 1999, the United States Government accounted for 63%, 52%, and 42% of consolidated net sales of the Company, respectively.


11.UNAUDITED QUARTERLY FINANCIAL DATA
   ----------------------------------
   Summarized unaudited quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

                                                        Thirteen Weeks Ended
                                  -----------------------------------------------------------
                                    April 1,       July 1,      September 30,    December 31,
                                      2001          2001             2001           2001
                                  -----------    -----------    -------------    -----------
     Net sales                    $ 9,993,000    $11,387,000     $12,551,000     $11,318,000
                                  ===========    ===========     ===========     ===========
     Gross profit                 $ 1,615,000    $ 1,589,000     $ 1,440,000     $ 1,197,000
                                  ===========    ===========     ===========     ===========
     Net loss                     $  (311,000)   $  (433,000)    $  (443,000)    $(1,090,000)
                                  ===========    ===========     ===========     ===========
     Basic and diluted net loss
       per share                        $(.05)        $(.08)           $(.08)          $(.18)
                                        =====         =====            =====           =====

                                                          Thirteen Weeks Ended
                                  ----------------------------------------------------------
                                    March 26,     June 25,      September 24,   December 31,
                                      2000          2000             2000           2000
                                  -----------    -----------    ------------    ------------
     Net sales                    $ 7,727,000    $10,725,000     $ 9,385,000     $12,893,000
                                  ===========    ===========     ===========     ===========
     Gross profit                 $ 2,136,000    $ 2,088,000     $ 1,617,000     $ 2,182,000
                                  ===========    ===========     ===========     ===========
     Net loss                     $  (227,000)   $  (238,000)    $  (619,000)    $  (347,000)
                                  ===========    ===========     ===========     ===========
     Basic and diluted net loss
       per share                        $(.04)         $(.04)          $(.10)         $(.06)
                                        =====          =====           =====          =====

12.RELATED PARTY TRANSACTIONS
   --------------------------
   During 2001, the Company recorded no sales to entities that are affiliated through certain common ownership. Sales to those entities in 2000 and 1999 were $14,000 and $44,000, respectively. There were no receivables on those sales at December 31, 2001 or 2000. During 2001 and 2000, the Company received consulting and management services from a company affiliated through common ownership. Fees for such services in the amount of $91,000 and $72,000, respectively, are included in selling, general and administrative expenses and $1,040,000 of the cumulative amounts expensed for such fees are included in accrued expenses at December 31, 2001.

                              Schedule II
                              -----------

                 Miltope Group, Inc. and Subsidiaries
            Valuation and Qualifying Accounts and Reserves
         For the Years Ended December 31, 2001, 2000, and 1999

---------------------------------------------------------------------------------------------
                                              Additions
                            Balance at        Charged to
     Description             Beginning         Costs and                         Balance at
                             of Period         Expenses        Deductions       End of Period
---------------------------------------------------------------------------------------------
        2001
        ----
Accrued Warranty Costs     $   230,000       $   883,000       $   572,000        $   541,000
Accrued Obsolescence         1,913,000         1,582,000         1,015,000          2,480,000
Doubtful Receivables           570,000           345,000           600,000            315,000

        2000
        ----
Accrued Warranty Costs     $   125,000       $   697,000       $  $592,000        $   230,000
Accrued Obsolescence           710,000         1,319,000           116,000          1,913,000
Doubtful Receivables           546,000           182,000           158,000            570,000

        1999
        ----
Accrued Warranty Costs     $   151,000       $   807,000       $   833,000        $   125,000
Accrued Obsolescence         1,602,000         1,289,000         2,181,000            710,000
Doubtful Receivables            38,000           551,000            43,000            546,000


                     INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope
Group Inc. on Forms S-8 of our report dated February 8, 2002 (March 6, 2002 as to the waiver letter described in Note 5) appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended December 31, 2001.


/s/Deloitte & Touche LLP
------------------------
Birmingham, Alabama
March 29, 2002

            INDEPENDENT AUDITORS' CONSENT OF OTHER AUDITORS

As independent public accountants, we hereby consent to the incorporation of our report dated March 30, 2001 on the financial statements of IV Phoenix Group Inc. included in Miltope Group Inc's. Form 10-K for the year ended December 31, 2001 into the Company's previously filed Registration Statements File No. 2-97977,
No. 33-8245, No. 33-78744 and No. 33-65233. It should be noted that we have not audited any financial statements of IV Phoenix Group, Inc. subsequent to December 31, 1999, or performed any audit procedures subsequent to the date of our report.


ARTHUR ANDERSEN LLP




New York, New York
March 29, 2002

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

March 26, 2002                          /s/ Thomas R. Dickinson
                                        -----------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2002                          /s/ Thomas R. Dickinson
                                        ------------------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer)


March 26, 2002                          /s/ Tom B. Dake
                                        ------------------------------
                                        Tom B. Dake
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Accounting Officer)


March 26, 2002                          /s/ Teddy G. Allen
                                        -----------------------------
                                        Teddy G. Allen
                                        Chairman of the Board of
                                        Directors


March 26, 2002                          /s/ William L. Dickinson
                                        -----------------------------
                                        William L. Dickinson
                                        Director

March 26, 2002                          /s/ William Mustard
                                        -----------------------------
                                        William Mustard
                                        Director

March 26, 2002                          /s/ Henry Guy
                                        -----------------------------
                                        Henry Guy
                                        Director

March 26, 2002                          /s/ Jan H. Stenbeck
                                        -----------------------------
                                        Jan H. Stenbeck
                                        Director

March 26, 2002                          /s/ Jerry O. Tuttle
                                        -----------------------------
                                        Jerry O. Tuttle
                                        Director