Form 10-Q
period 2002-03-31
MILTOPE GROUP INC
filed 2002-05-15
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter
Ended March 31, 2002                    Commission File Number 0-13433
--------------------

                        MILTOPE GROUP INC.
----------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



            Delaware                                  11-2693062
-------------------------------                  --------------------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)


3800 Richardson Road South
     Hope Hull, AL                                       36043
-------------------------------                       ----------
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

    Yes   X                   No
       -------                   ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 7, 2002: 5,873,273 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                              March 31,    December 31,
ASSETS                                          2002          2001
CURRENT ASSETS:                             -----------    -----------
 Cash                                       $ 1,439,000    $ 1,120,000
 Accounts receivable                          4,485,000      7,188,000
Inventories                                  11,284,000     11,416,000
Deferred income taxes                         1,339,000      1,339,000
Other current assets                            340,000        389,000
                                            -----------    -----------
      Total current assets                   18,887,000     21,452,000
                                            -----------    -----------
PROPERTY AND EQUIPMENT - at cost:
Machinery and equipment                       7,759,000      7,588,000
Furniture and fixtures                        1,592,000      1,588,000
Land, building and improvements               6,396,000      6,702,000
                                            -----------    -----------
      Total property and equipment           15,747,000     15,878,000
  Less accumulated depreciation               9,962,000     10,058,000
                                            -----------    -----------
        Property and equipment - net          5,785,000      5,820,000
                                            -----------    -----------
DEFERRED INCOME TAXES                         2,825,000      2,825,000
OTHER ASSETS                                    488,000        497,000
                                            -----------    -----------
TOTAL                                       $27,985,000    $30,594,000
                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $ 4,325,000    $ 6,972,000
Accrued expenses                              2,169,000      2,783,000
Short-term debt                                 590,000        640,000
Current maturities of long-term debt          4,373,000      3,845,000
                                            -----------    -----------
      Total current liabilities              11,457,000     14,240,000
LONG-TERM DEBT                                5,658,000      6,650,000
OTHER LIABILITIES                             1,059,000      1,065,000
                                            -----------    -----------
     Total liabilities                       18,174,000     21,955,000
                                            -----------    -----------
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
 20,000,000 shares authorized;                   68,000         68,000
 6,811,112 shares outstanding
Capital in excess of par value              24,519,000      24,519,000
Accumulated deficit                           (530,000)     (1,702,000)
                                            -----------    -----------
                                            24,057,000      22,885,000
Less treasury stock at cost                 14,246,000      14,246,000
                                            -----------    -----------
     Total stockholders' equity              9,811,000       8,639,000
                                            -----------    -----------
TOTAL                                      $27,985,000     $30,594,000
                                           ===========     ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                               Thirteen Weeks Ended
                                           ---------------------------
                                             March 31,       April 1,
                                                2002           2001
                                            -----------    -----------
NET SALES                                   $ 9,354,000    $ 9,993,000
                                            -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                               6,579,000      8,378,000
  Selling, general and administrative         1,186,000      1,554,000
  Engineering, research and development         313,000        159,000
                                            -----------    -----------
   Total                                      8,078,000     10,091,000
                                            -----------    -----------
INCOME (LOSS) FROM OPERATIONS                 1,276,000        (98,000)
OTHER INCOME (EXPENSE):
  Interest expense                             (114,000)      (257,000)
  Interest income                                10,000         44,000
                                            -----------    -----------
   Total                                       (104,000)      (213,000)
                                            -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES             1,172,000       (311,000)
INCOME TAXES                                          -              -
                                            -----------    -----------
NET INCOME (LOSS)                           $ 1,172,000    $  (311,000)
                                            ===========    ===========
BASIC AND DILUTED
  NET INCOME (LOSS) PER SHARE               $       .20    $      (.05)
WEIGHTED AVERAGE NUMBER OF SHARES           ===========    ===========
  OUTSTANDING                                 5,871,523      5,871,523
                                            ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                              (unaudited)

                                                                 March 31,       April 1,
                                                                    2002           2001
OPERATING ACTIVITIES:                                           -----------    -----------
Net income (loss)                                               $ 1,172,000    $  (311,000)
Adjustments to reconcile net income
(loss) to net cash provided by operating activities:
  Depreciation and amortization                                     223,000        274,000
  Provision for slow-moving and obsolete inventories                300,000        270,000
  Provision for doubtful accounts receivable                        303,000          3,000
  Gain on sale of fixed assets                                            -         (6,000)
  Change in operating assets and liabilities:
     Accounts receivable                                          2,400,000      1,207,000
     Inventories                                                   (168,000)    (1,947,000)
     Other current assets                                            50,000         56,000
     Other assets                                                     1,000              -
     Accounts payable and accrued expenses                       (3,267,000)       739,000
                                                                -----------    -----------
      Net cash provided by operating activities                   1,014,000        285,000
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                               (181,000)       (41,000)
  Proceeds from sale of property and equipment                            -        156,000
                                                                -----------    -----------
      Net cash provided by (used in) investing activities          (181,000)       115,000
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Payments of long-term debt                                       (514,000)      (680,000)
                                                                -----------    -----------
      Net cash used in financing activities                        (514,000)      (680,000)
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                     319,000       (280,000)
CASH, BEGINNING OF PERIOD                                         1,120,000      2,711,000
                                                                -----------    -----------
CASH, END OF PERIOD                                             $ 1,439,000    $ 2,431,000
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash payments made for:
    Income taxes                                                $    29,000    $         -
                                                                ===========    ===========
    Interest                                                    $    51,000    $   283,000
                                                                ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the thirteen weeks ended March 31, 2002 and April 1, 2001. All amounts presented have been rounded to the nearest thousand.

The results for the thirteen weeks ended March 31, 2002 and April 1, 2001 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

      Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In such cases, the Company would record an impairment loss to reduce long-lived assets to their fair value.

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

     Net Income (Loss) Per Share - Basic and diluted earnings per share are computed by dividing the net income (loss) by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Based on this computation, there is no difference between basic and diluted net income (loss) per share. Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive. Anti-dilutive options were 447,795 and 333,512 at March 31, 2002 and April 1, 2001, respectively.

     Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SAS No. 144 had no impact on the Company's consolidated financial statements.

       Reclassifications  -  Certain  prior  year  amounts  have   been
reclassified to conform to the 2002 presentation.

2.   Inventories - Net - Inventories consist of the following:

                            March 31, 2002     December 31, 2001
                            --------------     -----------------
Purchased parts and
  Subassemblies              $ 8,083,000          $ 9,246,000
Work-in-process                3,201,000            2,170,000
                             -----------          -----------
Total                        $11,284,000          $11,416,000
                             ===========          ===========

Inventories include a reserve for slow-moving and obsolete items of $2,155,000 and $2,480,000 at March 31, 2002 and December 31, 2001,
respectively.

3. Income Taxes -No income tax expense has been recognized related to the income from operations for the thirteen weeks ended March 31, 2002 since the Company's income was offset by the utilization of its net operating loss carry forward. No income tax benefit has been recognized related to the operating loss for the thirteen weeks ended April 1, 2001 as the net operating loss carry forwards have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

4.   Contingencies:

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

Thirteen Weeks Ended March 31, 2002 and April 1, 2001
-----------------------------------------------------
                                                                                        General
    March 31, 2002                       Military/Rugged   Commercial   Eliminations   Corporate    Consolidated
    --------------                       ---------------   ----------   ------------   ---------    ------------
    Net sales from external customers      $ 6,088,000     $3,266,000                                $ 9,354,000
                                           ===========     ==========                                ===========
    Segment operating profit (loss)        $   671,000     $  605,000                                $ 1,276,000
                                           ===========     ==========                                ===========
    Identifiable assets                    $14,271,000     $7,284,000                  $6,430,000    $27,985,000
                                           ===========     ==========                  ==========    ===========
    Capital expenditures                   $   114,000     $   67,000                                $   181,000
                                           ===========     ==========                                ===========
    Depreciation and amortization          $   219,000     $    4,000                                $   223,000
                                           ===========     ==========                                ===========


                                                                                        General
    April 1, 2001                        Military/Rugged   Commercial   Eliminations   Corporate    Consolidated
    --------------                       ---------------   ----------   ------------   ---------    ------------
    Net sales from external customers      $ 7,264,000     $2,729,000                                $ 9,993,000
                                           ===========     ==========                                ===========
    Segment operating profit (loss)        $  (402,000)    $  311,000   $   (7,000)                  $   (98,000)
                                           ===========     ==========   ==========                   ===========
    Identifiable assets                    $18,808,000     $8,694,000                  $7,930,000    $35,432,000
                                           ===========     ==========                  ==========    ===========
    Capital expenditures                   $    29,000     $   12,000                                $    41,000
                                           ===========     ==========                                ===========
    Depreciation and amortization          $   266,000     $    1,000   $    7,000                   $   274,000
                                           ===========     ==========   ==========                   ===========

                                                                                        General
    December 31, 2001                    Military/Rugged   Commercial   Eliminations   Corporate    Consolidated
    --------------                       ---------------   ----------   ------------   ---------    ------------
    Identifiable assets                    $17,330,000     $7,094,000   $    7,000     $6,163,000    $30,594,000
                                           ===========     ==========   ==========     ==========    ===========

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

"SAFE  HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
------------------------------------------------------------------------
     The matters and statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Quarterly Report on Form 10-Q, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks and uncertainties.
All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore those statements may turn out to be wrong. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for thirteen weeks ended March 31, 2002, as compared to thirteen weeks ended April 1, 2001.

RESULTS OF OPERATIONS
---------------------
Thirteen  weeks ended March 31, 2002 compared to thirteen  weeks  ended
April 1, 2001
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended March 31, 2002 (first quarter of 2002) were $9,354,000 compared to net sales for the thirteen weeks ended April 1, 2001 (first quarter of 2001) of $9,993,000. Military sales decreased to $6,088,000 for the first quarter of 2002 from $7,264,000 in the first quarter of 2001 while commercial sales increased to $3,266,000 from $2,729,000 in the first quarters of 2002 and 2001, respectively. The reduction in military sales is primarily attributable to a reduction in the number of SPORT units shipped as that contract nears completion and the shutdown of PGI manufacturing operations in August, 2001. The increase in commercial sales is primarily due to increased activity in airborne data servers and in-flight workstations.

      The gross margin percentage for the first quarter of 2002 was 29.7% compared with 16.2% for the same period in 2001. The increase is primarily attributable to a more favorable product mix with increased commercial sales, increased higher margin military peripherals sales and a reduction in costs due to the shut down of PGI in August, 2001.

     Selling, general and administrative expenses for the first quarter of 2002 decreased 23.7% from the first quarter of 2001, to $1,186,000. These expenses as a percent of sales were 12.7% in the first quarter of 2002 compared to 15.6% for the similar period in 2001. The decrease as a percent of sales was primarily due to the collection of an account receivable that had been previously reserved and continued focus on cost controls.

      Company sponsored engineering, research and development expenses for the first quarter of 2002 increased 96.9% from the first quarter of 2001, to $313,000. These expenses as a percentage of sales were 3.3% in the first quarter of 2002 compared to 1.6% for the similar period in 2001. The increase as a percent of sales is primarily attributable to increased levels of both commercial and military product development coupled with a decrease in sales.

      Interest expense was $114,000 in the first quarter of 2002 compared to $257,000 for the similar period in 2001. The decrease reflects decreased debt and a reduction in interest rates compared to the prior year.

      Interest income was $10,000 in the first quarter of 2002 compared to $44,000 for the similar period in 2001. The decrease reflects lower investment balances and lower interest rates compared to the prior year.

      Net income for the first quarter of 2002 is $1,172,000 with basic and diluted net income per share of $0.20. First quarter of 2001 resulted in a loss of $311,000 with basic and diluted loss per share of $0.05. Both per share calculations are based on a weighted average of 5,871,523 shares of the Company's common stock outstanding.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital approximated $7,430,000 at March 31, 2002 compared to $7,212,000 at December 31, 2001. Accounts receivable decreased approximately $2,703,000 as a result of a lower volume of sales in the first quarter of 2002 and increased collection efforts. Inventory levels remained basically flat. Accounts payable decreased approximately $2,647,000 reflecting the slow down in material purchases associated with the near completion of the SPORT program. Current maturities of long-term debt increased by $528,000 reflecting increased maturing amounts in certain of the Company's debt instruments.

      Capital expenditures totaled $181,000 for the first quarter of 2002 compared to $41,000 in the first quarter of 2001. The increase in 2002 over 2001 is due to purchases of tooling and test equipment in relation to the MSD five-year rugged laptop computer contract awarded to Miltope in May of 2001 along with efforts to update and protect Miltope's information systems technological infrastructure. The Company expects capital expenditures for the full year 2002 to exceed 2001 as the remaining tooling and set-up expenses for the MSD contract are procured. Depreciation and amortization expense for the first quarter  of  2002 totaled $223,000 compared to $274,000 for  the  first quarter of 2001. Depreciation and amortization expense for the remainder of 2002 is expected to be approximately $775,000.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August 1999. The payout of this term loan was extended by the bank through February 2004. As of March 31, 2002 the Company was in compliance with all requirements under the term loan. The Company has been funding its operations since 1999 without a revolving credit agreement and expects to be able to do so in the near term; however, additional short-term financing will be obtained as needs arise. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SAS No. 144 had no impact on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
----------------------------
      Our  Annual  Report on Form 10-K for the year ended December  31,
2001 included a list of accounting policies that we believe are critical to the portrayal of the Company's financial position and results of operations.

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

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------
            None

       (b) Reports on Form 8-K
           ------------------
            None

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

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. An increase in interest rates of 1% would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $50,000.

                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.




                                  By: /s/ Tom B. Dake
                                     -----------------------------------
                                     Tom B. Dake,
                                     Vice  President Finance and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)


Dated:  May 15, 2002