Form 10-Q
period 2002-06-30
MILTOPE GROUP INC
filed 2002-08-14
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter
Ended June 30, 2002                     Commission File Number 0-13433
-------------------

                           MILTOPE GROUP INC
-----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



            Delaware                                      11-2693062
---------------------------------                    -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)


 3800 Richardson Road South
       Hope Hull, AL                                    36043
------------------------------                       ------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at July 26, 2002: 5,878,034 shares of Common Stock, $.01 par value.


                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
              (unaudited - numbers rounded to thousands)

                                          June 30,     December 31,
ASSETS                                      2002          2001
                                        -----------    -----------
CURRENT ASSETS:
 Cash                                   $   236,000    $ 1,120,000
 Accounts receivable                      8,429,000      7,188,000
 Inventories                             11,690,000     11,416,000
 Deferred income taxes                      945,000      1,339,000
 Other current assets                       313,000        389,000
                                        -----------    -----------
      Total current assets               21,613,000     21,452,000
                                        -----------    -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                  8,406,000      7,588,000
 Furniture and fixtures                   1,592,000      1,588,000
 Land, building and improvements          6,396,000      6,702,000
                                        -----------    -----------
      Total property and equipment       16,394,000     15,878,000
  Less accumulated depreciation          10,191,000     10,058,000
                                        -----------    -----------
        Property and equipment - net      6,203,000      5,820,000
                                        -----------    -----------
DEFERRED INCOME TAXES                     3,219,000      2,825,000
OTHER ASSETS                                263,000        497,000
                                        -----------    -----------
TOTAL                                   $31,298,000    $30,594,000
                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $ 7,176,000    $ 6,972,000
 Accrued expenses                         2,614,000      2,783,000
 Short-term debt                            540,000        640,000
 Current maturities of long-term debt     4,441,000      3,845,000
                                        -----------    -----------
      Total current liabilities          14,771,000     14,240,000
LONG-TERM DEBT                            5,228,000      6,650,000
OTHER LIABILITIES                         1,002,000      1,065,000
                                        -----------    -----------
     Total liabilities                   21,001,000     21,955,000
                                        -----------    -----------
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value;
 20,000,000 shares authorized;               68,000         68,000
 6,811,112 shares outstanding
Capital in excess of par value           24,519,000     24,519,000
Accumulated deficit                        (143,000)    (1,702,000)
                                        -----------    -----------
                                         24,444,000     22,885,000
Less treasury stock at cost              14,147,000     14,246,000
                                        -----------    -----------
     Total stockholders'equity           10,297,000      8,639,000
                                        -----------    -----------
TOTAL                                   $31,298,000    $30,594,000
                                        ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited - numbers rounded to thousands)

                                           Thirteen Weeks Ended
                                          -------------------------
                                           June 30,       July 1,
                                             2002          2001
                                          -----------   -----------
NET SALES                                 $11,053,000   $11,387,000
COSTS AND EXPENSES:
  Cost of sales                             8,907,000     9,798,000
  Selling, general and administrative       1,264,000     1,477,000
  Engineering, research and development       266,000       356,000
                                          -----------   -----------
   Total                                   10,437,000    11,631,000
                                          -----------   -----------
INCOME (LOSS) FROM OPERATIONS                 616,000      (244,000)
OTHER INCOME (EXPENSE):
  Interest expense                           (145,000)     (224,000)
  Interest income                               6,000        35,000
                                          -----------   -----------
   Total                                     (139,000)     (189,000)
                                          -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES             477,000      (433,000)
INCOME TAXES                                        -             -
                                          -----------   -----------
NET INCOME (LOSS)                         $   477,000   $  (433,000)
                                          ===========   ===========
BASIC AND DILUTED NET INCOME
  (LOSS) PER SHARE                        $       .08    $     (.08)
                                          ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  BASIC                                     5,875,077     5,871,523
                                          ===========   ===========
  DILUTED                                   6,027,084     5,871,523
                                          ===========   ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited - numbers rounded to thousands)

                                          Twenty-Six Weeks Ended
                                         -------------------------
                                           June 30,       July 1,
                                            2002           2001
                                         -----------   -----------
NET SALES                                $20,407,000   $21,380,000
                                         -----------   -----------
COSTS AND EXPENSES:
 Cost of sales                            15,486,000    18,176,000
 Selling, general and administrative       2,450,000     3,031,000
 Engineering, research and development       579,000       515,000
                                         -----------   -----------
   Total                                  18,515,000    21,722,000
INCOME (LOSS) FROM OPERATIONS              1,892,000      (342,000)
OTHER INCOME (EXPENSE):
   Interest expense                         (259,000)     (481,000)
   Interest income                            16,000        79,000
                                         -----------   -----------
     Total                                  (243,000)     (402,000)
                                         -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES          1,649,000      (744,000)
INCOME TAXES                                       -             -
                                         -----------   -----------
NET INCOME (LOSS)                        $ 1,649,000   $  (744,000)
                                         ===========   ===========
NET INCOME (LOSS) PER SHARE:
  BASIC                                  $       .28   $      (.13)
                                         ===========   ===========
  DILUTED                                $       .28   $      (.13)
                                         ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  BASIC                                    5,874,149     5,871,523
                                         ===========   ===========
  DILUTED                                  5,989,674     5,871,523
                                         ===========   ===========

See Notes To Condensed Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2002 AND JULY 1, 2001
              (unaudited - numbers rounded to thousands)

                                                           June 30,      July 1,
                                                            2002          2001
OPERATING ACTIVITIES:                                   -----------   -----------
Net income (loss)                                       $ 1,649,000   $  (744,000)
Adjustments to reconcile net income
(loss) to net cash
  provided by operating activities:
   Depreciation and amortization                            459,000       526,000
    Provision for slow-moving and obsolete inventories      600,000       520,000
    Provision for doubtful accounts receivable              345,000        10,000
    Gain on sale of property and equipment                        -        (5,000)
   Changes in operating assets and liabilities:

        Accounts receivable                              (1,586,000)    1,684,000
        Inventories                                        (874,000)     (586,000)
        Other current assets                                 76,000        72,000
        Other assets                                        219,000         9,000
        Accounts payable and accrued expenses               (28,000)   (1,464,000)
                                                         -----------   -----------
      Net cash provided by operating activities             860,000        22,000
                                                         -----------   -----------
INVESTING ACTIVITIES:
 Purchase of property and equipment                        (827,000)      (76,000)
 Proceeds from sale of property and equipment                     -       156,000
                                                        -----------   -----------
     Net cash provided by (used in) investing activities   (827,000)       80,000
                                                        -----------   -----------
FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                      9,000             -
 Payments of long-term debt                                (926,000)   (1,615,000)
                                                        -----------   -----------
      Net cash used in financing activities                (917,000)   (1,615,000)
                                                        -----------   -----------

NET DECREASE IN CASH                                       (884,000)   (1,513,000)
CASH, BEGINNING OF PERIOD                                 1,120,000     2,711,000
                                                        -----------   -----------
CASH, END OF PERIOD                                     $   236,000   $ 1,198,000
                                                        ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash payments made for:
    Income taxes                                        $   173,000   $    87,000
                                                        ===========   ===========
    Interest                                            $   294,000   $   522,000
                                                        ===========   ===========

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain  all  adjustments  necessary (consisting  of  only  normal  and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the thirteen and twenty-six weeks ended June 30, 2002 and July 1, 2001. All amounts presented have been rounded to the nearest thousand.

The results for the thirteen and twenty-six weeks ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

      Long-Lived Assets - The Company recognizes impairment losses on long-lived assets, except for goodwill and other intangibles which are evaluated under SFAS No. 142, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In such cases, the Company would record an impairment loss to reduce long-lived assets to their fair value.

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

     Net Income (Loss) Per Share - Basic and diluted earnings per share are computed by dividing the net income (loss) by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Options that could potentially dilute basic net income per share in the future were included in the computation of diluted net income per share for the thirteen and twenty-six weeks ending June 30, 2002, as detailed below:

                                    Thirteen Weeks Ended    Twenty-six Weeks Ended
                                    ---------------------   ----------------------
                                     June 30,    July 1,    June 30,       July 1,
                                      2002        2001        2002          2001
                                    ---------   ---------   ---------    ---------
Weighted average
common shares outstanding - basic   5,875,077   5,871,523   5,874,149    5,871,523

Dilutive effect of stock options      152,007           -     115,525            -
                                    ---------   ---------   ---------    ---------
Weighted average common
shares outstanding - diluted        6,027,084   5,871,523   5,989,674    5,871,523
                                    =========   =========   =========    =========

   During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. As a result, the comparable options are not included in the weighted average shares outstanding of 5,871,523 used in the calculation of basic and diluted net loss per share for the thirteen and twenty-six weeks ending July 1, 2001. Anti-dilutive options were 80,952 and 395,795 at June 30, 2002 and July 1, 2001, respectively.

     Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements.

       Reclassifications - Certain prior years amounts have been reclassified to conform to the 2002 presentation.

2.   Inventories - Net - Inventories consist of the following:

                      June 30, 2002     December 31, 2001
                      -------------     -----------------
Purchased parts and
  subassemblies        $ 8,481,000         $ 9,246,000

Work-in-process          3,209,000           2,170,000
                       -----------         -----------
Total                  $11,690,000         $11,416,000
                       ===========         ===========

Inventories include a reserve for slow-moving and obsolete items of $1,814,000 and $2,480,000 at June 30, 2002 and December 31, 2001,
respectively.

3. Income Taxes - No income tax expense has been recognized related to the income from operations for the twenty-six weeks ended June 30, 2002 since the Company's income was offset by the utilization of its net operating loss carry forward. No income tax benefit has been recognized related to the operating loss for the twenty-six weeks ended July 1, 2001 as the net operating loss carry forwards have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

4.   Contingencies:

     Litigation - The Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider any potential liability from any threatened or pending litigation to be material to the consolidated financial statements.

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


5. Segment Information - The Company's reportable segments are organized around its two main products and services segments, Military/Rugged and Commercial. Through its military/rugged segment, the Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and airborne environments. These products are generally sold by the Company's business development group through the federal government bid process. The Company's commercial segment designs, develops, manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of customers both international and domestic. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's determination of segment operating profit or loss is calculated using actual segment gross margin after direct costs and allocating general corporate expenses pro rata based on sales of each segment to the total sales. The Company's determination of segment operating profit (loss) does not reflect other income (expense) or income taxes.

Thirteen Weeks Ended June 30, 2002 and July 1, 2001
---------------------------------------------------
                                                                                    General
    June 30, 2002                   Military/Rugged   Commercial   Eliminations    Corporate   Consolidated
    -------------                   ---------------  -----------   ------------   -----------  ------------
    Net sales from external customers $ 8,104,000    $ 2,949,000   $          -                $11,053,000
                                      ===========    ===========   ============                ===========
    Segment operating income (loss)   $(1,041,000)   $ 1,657,000   $          -                $   616,000
                                      ===========    ===========   ============                ===========
    Identifiable assets               $18,139,000    $ 8,183,000   $          -   $ 4,976,000  $31,298,000
                                      ===========    ===========   ============   ===========  ===========
    Capital expenditures              $   477,000    $   169,000   $          -                $   646,000
                                      ===========    ===========   ============                ===========
    Depreciation and amortization     $   226,000    $    10,000   $          -                $   236,000
                                      ===========    ===========   ============                ===========

                                                                                   General
    July 1, 2001                    Military/Rugged   Commercial   Eliminations   Corporate    Consolidated
    -------------                   ---------------  -----------   ------------   -----------  ------------
    Net sales from external customers $ 8,796,000    $ 2,687,000   $   (96,000)                $11,387,000
                                      ===========    ===========   ============                ===========
    Segment operating loss            $  (235,000)   $    (9,000)  $         -                 $  (244,000)
                                      ===========    ===========   ============                ===========
    Identifiable assets               $18,651,000    $ 6,547,000   $         -   $ 6,596,000   $31,794,000
                                      ===========    ===========   ============   ===========  ===========
    Capital expenditures              $    27,000    $     8,000   $         -                 $    35,000
                                      ===========    ===========   ============                ===========
    Depreciation and amortization     $   251,000    $     1,000   $         -                 $   252,000
                                      ===========    ===========   ============                ===========

Twenty-Six Weeks Ended June 30, 2002 and July 1, 2001
-----------------------------------------------------

                                                                                   General
    June 30, 2002                   Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    -------------                   ---------------  -----------   ------------   -----------  ------------
    Net sales from external customers $14,192,000    $ 6,215,000   $          -               $20,407,000
                                      ===========    ===========   ============                ===========
    Segment operating income (loss)   $  (370,000)   $ 2,262,000   $          -               $ 1,892,000
                                      ===========    ===========   ============                ===========
    Identifiable assets               $18,139,000    $ 8,183,000   $          -  $ 4,976,000  $31,298,000
                                      ===========    ===========   ============   ===========  ===========
    Capital expenditures              $   591,000    $   236,000   $          -               $   827,000
                                      ===========    ===========   ============                ===========
    Depreciation and amortization     $   445,000    $    14,000   $          -               $   459,000
                                      ===========    ===========   ============                ===========

                                                                                   General
    July 1, 2001                    Military/Rugged  Commercial    Eliminations   Corporate   Consolidated
    -------------                   ---------------  -----------   ------------   -----------  ------------
    Net sales from external customers $16,060,000   $ 5,416,000    $    (96,000)              $21,380,000
                                      ===========    ===========   ============                ===========
    Segment operating income (loss)   $  (637,000)  $   302,000    $     (7,000)              $  (342,000)
                                      ===========    ===========   ============                ===========
    Identifiable assets               $18,651,000   $ 6,547,000    $          -  $ 6,596,000  $31,794,000
                                      ===========    ===========   ============   ===========  ===========
    Capital expenditures              $    56,000   $    20,000    $          -               $    76,000
                                      ===========    ===========   ============                ===========
    Depreciation and amortization     $   517,000   $     2,000    $      7,000               $   526,000
                                      ===========    ===========   ============                ===========


    December  31, 2001              Military/Rugged  Commercial    Eliminations   Corporate   Consolidated
    ------------------              ---------------  -----------   ------------   -----------  ------------
     Identifiable assets              $17,330,000   $ 7,094,000    $      7,000  $ 6,163,000  $30,594,000
                                      ===========    ===========   ============  ===========  ===========

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

GENERAL

      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2002, as compared to the thirteen weeks and twenty-six weeks ended July 1, 2001.

RESULTS OF OPERATIONS

Thirteen  weeks  ended June 30, 2002 compared to thirteen  weeks  ended
July 1, 2001
-----------------------------------------------------------------------

      Net sales for the thirteen weeks ended June 30, 2002 (second quarter of 2002) were $11,053,000 compared to net sales for the thirteen weeks ended July 1, 2001 (second quarter of 2001) of $11,387,000. Military sales decreased in the second quarter of 2002 to $8,104,000 as compared to $8,796,000 in the second quarter of 2001. Commercial sales increased in the second quarter of 2002 to $2,949,000 from $2,687,000 in the second quarter of 2001. The 7.8% reduction in military sales year to year was primarily the result of the reduction in SPORT program shipments due to the ending of that program, partially offset by the start up in production shipments of the Maintenance Support Device ("MSD") and completion and shipment of first article units of the Commander's Interface Unit for the US Army. The 9.7% increase in commercial sales is directly attributable to increased sales of in-flight telephony servers in second quarter of 2002 as compared to the second quarter of 2001.

      The gross margin percentage for the second quarter of 2002 was 19.4% compared to 14.0% for the same period in 2001. This increase is largely due to the elimination of certain manufacturing costs related to IV Phoenix Group, Inc. ("PGI"). These cost savings were partially offset in the second quarter by expensing of certain initial pre-
production costs incurred on two significant programs. These pre-production costs were approximately $675,000 for the MSD program and approximately $489,000 for the Commander's Interface Unit program.

      Selling, general and administrative expenses for the second quarter of 2002 decreased 14.4% from the second quarter of 2001, to $1,264,000. These expenses as a percent of sales were 11.4% in the second quarter of 2002 compared to 13.0% for the similar period in 2001. The decrease as a percent of sales is primarily attributable to the elimination of certain selling, general and administrative expenses related to PGI.

      Company sponsored engineering, research and development expenses for the second quarter of 2002 decreased 25.3% from the second quarter of 2001 to $266,000. These expenses as a percent of sales were 2.4% in the second quarter of 2002 compared to 3.1% for the similar period in 2001. The decrease is primarily attributable to the elimination of engineering expenses related to PGI.

      Interest expense was $145,000 in the second quarter of 2002 compared to $224,000 for the similar period in 2001. The decrease is a result of decreased debt balances and reduced interest rates compared to the prior year.

      Interest income was $6,000 in the second quarter of 2002 compared to $35,000 for the similar period in 2001. The decrease reflects lower investment balances and lower interest rates compared to the prior year.

      The consolidated net income for the second quarter of 2002 was $477,000 compared to a consolidated net loss of $433,000 in the second quarter of 2001. The basic and diluted net income per share was $0.08 for the second quarter of 2002 based on primary and fully diluted weighted average of 5,875,077 and 6,027,084 shares outstanding, respectively. The basic and diluted net loss per share was $0.08 for the similar period in 2001 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding.

Twenty-six weeks ended June 30, 2002 compared to twenty-six weeks ended July 1, 2001
-----------------------------------------------------------------------

      Net sales for the first half of 2002 were $20,407,000 compared to net sales for the first half of 2001 of $21,380,000. The decrease in sales was primarily attributable to the completion of the 5 year SPORT program prior to ramp up of the replacement MSD program into full production and the shutdown of PGI in August of 2001.

      The gross margin percent for the first half of 2002 was 24.1% compared to 15.0% for the same period in 2001. This increase is largely due to the elimination of certain manufacturing costs related to PGI as well as improved product mix versus the same period of 2001. These cost savings were partially offset in the second quarter by expensing of certain initial pre-production costs incurred on two significant programs. These pre-production costs were approximately $675,000 for the MSD program and approximately $489,000 for the Commander's Interface Unit program.

     Selling, general and administrative expenses for the first half of 2002 decreased 19.2% from the first half of 2001, to $2,450,000. These expenses as a percent of sales were 12.0% in the first half of 2002 compared to 14.2% for the similar period in 2001. The decrease as a percent of sales is primarily attributable to the elimination of certain selling, general and administrative expenses related to PGI and continued focus on cost improvement in all areas of the Company.

      Company sponsored engineering, research and development expenses for the first half of 2002 increased 12.4% from the first half of 2001, to $579,000. These expenses as a percent of sales were 2.8% in the first half of 2002 compared to 2.4% for the first half of 2001. The increase in Company funded engineering cost is primarily attributable to continued development in the airborne commercial sector partially offset by the elimination of engineering expenses related to PGI.

      Interest expense was $259,000 in the first half of 2002 compared to $481,000 for the similar period in 2001. The decrease reflects decreased debt and reduced interest rates as compared to the prior year.

      Interest income was $16,000 in the first half of 2002 compared to $79,000 for the similar period in 2001. The decrease reflects lower investment balances and lower interest rates compared to the prior year.

      The consolidated net income for the first half of 2002 was $1,649,000 compared to a consolidated net loss of $744,000 in the first half of 2001. The basic net income per share was $0.28 for the second half of 2002 based on weighted average of 5,874,149 shares outstanding. The diluted net income per share was $0.28 based on a diluted weighted average of 5,989,674 shares outstanding. The basic and diluted net loss per share was $0.13 for the similar period in 2001 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Working capital was $6,842,000 at June 30, 2002 compared to $7,212,000 at December 31, 2001. Accounts receivable increased $1,241,000 as a result of increased sales in June of 2002 versus sales in December of 2001. Inventory levels increased $274,000 compared to December 31, 2001 balances as a result of the delay in ramping the MSD program into full production. Accounts payable increased $204,000 reflecting higher levels of inventory during the quarter. Current maturities of long-term debt increased $596,000 reflecting the current status on certain of the Company's debt instruments.

      Capital expenditures totaled $827,000 for the first half of 2002 compared to $76,000 in the first half of 2001. The increase in 2002 over 2001 is due to capitalization of tooling and test equipment in relation to the MSD five-year rugged laptop computer contract awarded to Miltope in May of 2001 coupled with expenditures made to update and secure Miltope's information systems technological infrastructure. The Company expects capital expenditures for the full year 2002 to exceed 2001 as the remaining tooling and test equipment needed for the MSD contract are procured. Depreciation and amortization expense for the first half of 2002 totaled $459,000 compared to $526,000 for the first half of 2001. Depreciation and amortization expense for the remainder of 2002 is expected to be approximately $550,000.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August of 1999. The payout of this term loan was extended by the bank through February 2004. As of June 30, 2002 the Company was in compliance with all requirements under this term loan. The Company has been funding short-term cash needs through operations since 1999 without a revolving credit agreement and expects to continue doing so for the near term. The Company will seek additional short-term financing as these needs develop. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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

Item 4 - Submission of Matters to a Vote of Security Hlders

       The Annual Meeting of Shareholders of the Company was held on April 25, 2002 at which the following matters were brought before and voted upon by the shareholders.

    1. The election of the following to the Board of Directors to serve until the 2003 Annual Meeting of Shareholders.

                                   For       Against     Abstain
                                ---------    -------     -------
         Teddy G. Allen         5,592,919      - 0-       22,305
         William L. Dickinson   5,592,919      - 0-       22,305
         William Mustard        5,592,919      - 0-       22,305
         Jan H. Stenbeck        5,592,919      - 0-       22,305
         Henry Guy              5,592,919      - 0-       22,305
         Jerry O. Tuttle        5,592,919      - 0-       22,305

Item 5 - Other Information

       The Company has utilized the "exceptional and limited circumstances" provision, in accordance with Marketplace Rule 4350(d)(2)(B), to appoint a non-independent director, Henry Guy, to its audit committee. On May 17, 2002, Miltope received notification from NASDAQ that the Company was in compliance with the above referenced Rules.

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           ---------
          99.1 Certification of Principal Financial Officer
          99.2 Certification of Principal Executive Officer

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

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. An increase in interest rates of 1% would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $52,000.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILTOPE GROUP INC.



                                   By:/s/ Tom B. Dake
                                      ---------------------------------
                                     Tom B. Dake,
                                     Vice President Finance and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)


Dated:  August 12, 2002