Form 10-Q
period 2002-09-29
MILTOPE GROUP INC
filed 2002-11-13
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 29, 2002                Commission File Number 0-13433
------------------------

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at October 24, 2002: 5,878,909 shares of Common Stock, $.01 par value.

                                Part I
                         FINANCIAL INFORMATION

Item 1 - Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                                September 29,    December 31,
                                                    2002          2001
                                                ------------     -----------
CURRENT ASSETS:
 Cash                                           $   972,000      $ 1,120,000
 Accounts receivable, net of allowance of
    $621,000 (2002) and $315,000 (2001)           9,645,000        7,188,000
 Inventories                                     12,775,000       11,416,000
 Deferred income taxes                              945,000        1,339,000
 Other current assets                               455,000          389,000
                                                -----------      -----------
      Total current assets                       24,792,000       21,452,000
                                                -----------      -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                          8,517,000        7,588,000
 Furniture and fixtures                           1,592,000        1,588,000
 Land, building and improvements                  6,396,000        6,702,000
                                                -----------      -----------
      Total property and equipment               16,505,000       15,878,000
  Less accumulated depreciation                  10,428,000       10,058,000
                                                -----------      -----------
        Property and equipment - net              6,077,000        5,820,000
                                                -----------      -----------
DEFERRED INCOME TAXES                             3,219,000        2,825,000
OTHER ASSETS                                        270,000          497,000
                                                -----------      -----------
TOTAL                                           $34,358,000      $30,594,000
                                                -----------      -----------
                                                -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                               $11,183,000      $ 6,972,000
 Accrued expenses                                 1,954,000        2,783,000
 Short-term debt                                    540,000          640,000
 Current maturities of long-term debt             3,813,000        3,845,000
                                                -----------      -----------
      Total current liabilities                  17,490,000       14,240,000
LONG-TERM DEBT                                    5,397,000        6,650,000
OTHER LIABILITIES                                   846,000        1,065,000
                                                -----------      -----------
      Total liabilities                          23,733,000       21,955,000
                                                -----------      -----------
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
20,000,000 shares authorized;
6,811,112 shares outstanding                         68,000           68,000
Capital in excess of par value                   24,519,000       24,519,000
Retained earnings (accumulated deficit)             171,000       (1,702,000)
                                                -----------      -----------
                                                 24,758,000       22,885,000
Less treasury stock at cost                      14,133,000       14,246,000
                                                -----------      -----------
     Total stockholders' equity                  10,625,000        8,639,000
                                                -----------      -----------
TOTAL                                           $34,358,000      $30,594,000
                                                -----------      -----------
                                                -----------      -----------

See Notes To Condensed Condolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                            Thirteen Weeks Ended
                                        ----------------------------
                                        September 29,  September 30,
                                            2002           2001
                                        -------------  -------------
NET SALES                                $12,784,000    $12,551,000
                                         -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                           10,485,000     11,111,000
  Selling, general and administrative      1,550,000      1,458,000
  Engineering, research and development      240,000        239,000
                                         -----------    -----------
   Total                                  12,275,000     12,808,000
                                         -----------    -----------
INCOME (LOSS) FROM OPERATIONS                509,000       (257,000)
OTHER INCOME (EXPENSE):
  Interest expense                          (188,000)      (210,000)
  Interest income                              5,000         24,000
                                         -----------    -----------
   Total                                    (183,000)      (186,000)
                                         -----------    -----------
INCOME (LOSS) BEFORE  INCOME TAXES           326,000       (443,000)
INCOME TAX BENEFIT                                 -              -
                                         -----------    -----------
NET INCOME (LOSS)                        $   326,000    $  (443,000)
                                         ===========    ===========
NET INCOME (LOSS) PER SHARE
  BASIC                                  $      0.06    $     (0.08)
                                         ===========    ===========
  DILUTED                                $      0.05    $     (0.08)
                                         ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  BASIC                                    5,878,207      5,871,523
                                         ===========    ===========
  DILUTED                                  6,020,293      5,871,523
                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                         Thirty-Nine Weeks Ended
                                       ---------------------------
                                       September 29, September 30,
                                            2002         2001
                                       ------------  -------------
NET SALES                               $33,191,000   $33,931,000
                                        -----------   -----------
COSTS AND EXPENSES:
 Cost of sales                           25,971,000    29,287,000
  Selling, general and administrative     4,000,000     4,489,000
  Engineering, research and development     819,000       754,000
                                        -----------   -----------
   Total                                 30,790,000    34,530,000
                                        -----------   -----------
INCOME (LOSS) FROM OPERATIONS             2,401,000      (599,000)
OTHER INCOME (EXPENSE):
   Interest expense                        (447,000)     (691,000)
   Interest income                           21,000       103,000
                                        -----------   -----------
     Total                                 (426,000)     (588,000)
                                        -----------   -----------
INCOME (LOSS) BEFORE  INCOME TAXES        1,975,000    (1,187,000)
INCOME TAX BENEFIT                                -             -
                                        -----------   -----------
NET INCOME (LOSS)                       $ 1,975,000   $(1,187,000)
                                        ===========   ===========
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE:
  BASIC                                 $       .34   $      (.20)
                                        ===========   ===========
  DILUTED                               $       .33   $      (.20)
                                        ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
  BASIC                                   5,874,671     5,871,523
                                        ===========   ===========
  DILUTED                                 6,000,677     5,871,523
                                        ===========   ===========

See Notes To Condensed Consolidated Statements


                  MILTOPE GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                              (unaudited)


                                                                   September 29,  September 30,
                                                                       2002           2001
OPERATING ACTIVITIES:                                              ------------   ------------
Net income (loss)                                                   $ 1,975,000   $(1,187,000)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                         705,000        762,000
  Provision for slow-moving and obsolete inventories                    850,000      1,270,000
  Provision for doubtful accounts receivable                            353,000         51,000
  Loss on disposal of property and equipment                             15,000         36,000
  Change in operating assets and liabilities provided (used) cash:
        Accounts receivable                                          (2,810,000)       100,000
        Inventories                                                  (2,209,000)       652,000
        Other current assets                                            (65,000)       (91,000)
        Other assets                                                    217,000         16,000
        Accounts payable and accrued expenses                         3,151,000       (810,000)
                                                                    -----------    -----------
         Cash provided by operating activities                        2,182,000        799,000
                                                                    -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (954,000)      (147,000)
        Sale of property and equipment                                        -        166,000
                                                                    -----------    -----------
         Cash provided by (used in) investing activities               (954,000)        19,000
                                                                    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                10,000              -
  Payments of long-term debt                                         (1,386,000)    (2,636,000)
                                                                    -----------    -----------
        Cash used in financing activities                            (1,376,000)    (2,636,000)
                                                                    -----------    -----------
NET DECREASE IN CASH                                                   (148,000)    (1,818,000)
CASH, BEGINNING OF PERIOD                                             1,120,000      2,711,000
                                                                    -----------    -----------
CASH, END OF PERIOD                                                 $   972,000   $    893,000
                                                                    ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash payments made for:
    Income taxes                                                    $   244,000    $    27,000
                                                                    ===========   ============
    Interest                                                        $   400,000    $   699,000
                                                                    ===========   ============

See Notes To Condensed Consolidated Financial Statements

              MILTOPE GROUP INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of September 29, 2002 and December 31, 2001 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended Septmeber 29, 2002 and September 30, 2001. All amounts presented have been rounded to the nearest thousand.

The results for the thirteen and thirty-nine weeks ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     Net Income (Loss) Per Share - Basic and diluted earnings per share are computed by dividing the net income (loss) by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Options that could potentially dilute basic net income per share in the future were included in the computation of diluted net income per share for the thirteen and thirty-nine weeks ending September 29, 2002, as detailed below:

                                      Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                   ----------------------------  ----------------------------
                                   September 29,  September 30,  September 29,  September 30,
                                      2002            2001           2002           2001
                                   -------------  -------------  -------------  -------------
Weighted average common
 shares outstanding - basic          5,878,207      5,871,523      5,874,671      5,871,523
Dilutive effect of stock options       142,086              -        126,006              -
                                     ---------      ---------      ---------      ---------
Weighted average common
shares outstanding - diluted         6,020,293      5,871,523      6,000,677      5,871,523
                                     =========      =========      =========      =========

     During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. As a result, the comparable options are not included in the weighted average shares outstanding of 5,871,523 used in the calculation of basic and diluted net loss per share for the thirteen and thirty-nine weeks ending September 30, 2001. Anti-dilutive options were 197,952 and 395,795 at September 29, 2002 and September 30, 2001, respectively.

     SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components in financial statements. For the three and nine month periods ended September 29, 2002 and September 30, 2001, comprehensive income was the same as net income.

     Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for any exit or disposal activities initiated after 12/31/02. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.


       Reclassifications - Certain prior years amounts have been reclassified to conform to the 2002 presentation.

2.   Inventories - Net - Inventories consist of the following:

                         September, 2002     December 31, 2001
                         --------------      ----------------
 Purchased parts and
  subassemblies           $ 8,778,000          $ 9,246,000
Work-in-process             3,997,000            2,170,000
                          -----------          -----------
Total                     $12,775,000          $11,416,000
                          ===========          ===========


Inventories include a reserve for slow-moving and obsolete items of $1,739,000 and $2,480,000 at September 29, 2002 and December 31, 2001,
respectively.

3. Income Taxes - No income tax expense has been recognized related to the income from operations for the thirty-nine weeks ended September 29, 2002 since the Company's income was offset by the utilization of its net operating loss carry forward. No income tax benefit has been recognized related to the operating loss for the thirty-nine weeks ended September 30, 2001 as the net operating loss carry forwards have been fully reserved with a valuation allowance. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized. The valuation allowances can be adjusted in future periods as the probability of realization of the deferred tax assets change.

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

     Claims - From time to time the Company may have certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at September 29, 2002, the Company believes that any additional costs evolving from these negotiations would not be material to the consolidated financial statements.



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

Thirteen Weeks Ended September 29, 2002 and September 30, 2001
--------------------------------------------------------------
                                                                                       General
    September 29, 2002                  Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    ------------------                  ---------------   ----------   ------------   ---------   ------------
    Net sales from external customers     $11,584,000     $1,266,000   $ (66,000)                 $12,784,000
                                          ===========     ==========   ============               ===========
    Segment operating income              $   469,000     $   40,000   $       -                  $   509,000
                                          ===========     ==========   ============               ===========
    Identifiable assets                   $21,856,000     $6,641,000   $       -      $5,861,000  $34,358,000
                                          ===========     ==========   ============   ==========  ===========
    Capital expenditures                  $   114,000     $   13,000   $       -                  $   127,000
                                          ===========     ==========   ============               ===========
    Depreciation and amortization         $   236,000     $   10,000   $       -                  $   246,000
                                          ===========     ==========   ============               ===========
                                                                                       General
    September 30, 2001                  Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    ------------------                  ---------------   ----------   ------------   ---------   ------------
    Net sales from external customers     $ 9,981,000     $2,691,000   $(121,000)                 $12,551,000
                                          ===========     ==========   ============               ===========
    Segment operating income (loss)       $(1,015,000)    $  758,000   $       -                  $  (257,000)
                                          ===========     ==========   ============               ===========
    Identifiable assets                   $17,574,000     $6,970,000   $       -      $6,438,000  $30,982,000
                                          ===========     ==========   ============   ==========  ===========
    Capital expenditures                  $    55,000     $   16,000   $       -                  $    71,000
                                          ===========     ==========   ============               ===========
    Depreciation and amortization         $   235,000     $    1,000   $       -                  $   236,000
                                          ===========     ==========   ============               ===========


Thirty-Nine Weeks Ended September 29, 2002 and September 30, 2001
-----------------------------------------------------------------
                                                                                       General
    September 29, 2002                  Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    ------------------                  ---------------   ----------   ------------   ---------   ------------
    Net sales from external customers     $25,776,000     $7,481,000   $(66,000)                  $33,191,000
                                          ===========     ==========   ============               ===========
    Segment operating income              $    99,000     $2,302,000   $      -                   $ 2,401,000
                                          ===========     ==========   ============               ===========
    Identifiable assets                   $21,856,000     $6,641,000   $      -       $5,861,000  $34,358,000
                                          ===========     ==========   ============   ==========  ===========
    Capital expenditures                  $   705,000     $  249,000   $      -                   $   954,000
                                          ===========     ==========   ============               ===========
    Depreciation and amortization         $   681,000     $   24,000   $      -                   $   705,000
                                          ===========     ==========   ============               ===========

                                                                                       General
    September 30, 2001                  Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    ------------------                  ---------------   ----------   ------------   ---------   ------------
    Net sales from external customers     $26,041,000     $8,107,000   $(217,000)                 $33,931,000
                                          ===========     ==========   ============               ===========
    Segment operating income (loss)       $(1,652,000)    $1,060,000   $(  7,000)                 $  (599,000)
                                          ===========     ==========   ============               ===========
    Identifiable assets                   $17,574,000     $6,970,000   $       -      $6,438,000  $30,982,000
                                          ===========     ==========   ============   ==========  ===========
    Capital expenditures                  $   111,000     $   36,000   $       -                  $   147,000
                                          ===========     ==========   ============               ===========
    Depreciation and amortization         $   752,000     $    3,000   $   7,000                  $   762,000
                                          ===========     ==========   ============               ===========


    December  31, 2001                  Military/Rugged   Commercial   Eliminations   Corporate   Consolidated
    ------------------                  ---------------   ----------   ------------   ---------   ------------
    Identifiable assets                   $17,330,000     $7,094,000   $   7,000      $6,163,000  $30,594,000
                                          ===========     ==========   ============   ==========  ===========


6. Closing of Production Facility - On August 31, 2002, the Company's 25,000 square foot clean room, assembly and test facility in Springfield,
Vermont  was  shutdown.    Manufacturing  of   those  productlines   was
transferred to the Company's Hope Hull, Alabama facility.    Expenses of
$300,000 incurred and paid during the quarter included severance, relocation expenses, and some minor remodeling of the Hope Hull facility to accommodate the additional activity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

"SAFE  HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
------------------------------------------------------------------------
     The matters and statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section
21E of the Securities  Exchange  Act  of 1934.   All such statements are
made pursuant to the safe harbor  provisions  of the Private  Securities
Litigation  Reform  Act of 1995.    Wherever possible, the  Company  has
identified    these  forward-looking  statements   by   words   such  as
"anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Quarterly Report on Form 10-Q, the Company and its representatives may from time to time make other oral or written forward
-looking  statements.    All  forward-looking statements involve certain
assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the state-ments. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks
and uncertainties.   All such forward-looking statements may be affected
by inaccurate assumptions or by known or unknown risks and uncertainties,
and therefore those statements may turn out to be wrong.   Consequently,
no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

GENERAL
-------
      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2002, as compared to the thirteen weeks and thirty-nine weeks ended September 30, 2001.



RESULTS OF OPERATIONS
--------------------=

Thirteen weeks ended September 29, 2002 compared to thirteen weeks ended September 30, 2001
-----------------------------------------------------------------------
      Net sales for the thirteen weeks ended September 29, 2002 (third quarter of 2002) were $12,784,000 compared to net sales for the thirteen weeks ended September 30, 2001 (third quarter of 2001) of $12,551,000. Military sales increased in the third quarter of 2002 to $11,584,000 as compared to $9,981,000 in the third quarter of 2001. Commercial sales decreased in the third quarter of 2002 to $1,266,000 from $2,691,000 in the third quarter of 2001. The 16.1% increase in military sales year to year was primarily the result of $9,352,000 attributable to the ramping up of production of the Maintenance Support Device ("MSD"), which is the five-year rugged laptop computer contract awarded to Miltope in May of 2001, partially offset by the loss of $8,028,000 in revenue attributable the completion of the SPORT program, a five-year hand-held computer contract completed in June 2002. The 53.0% decrease in commercial sales is directly attributable to decreased orders from the commercial airline industry.

      The gross margin percentage for the third quarter of 2002 was 18.0% compared to 11.5% for the same period in 2001. This increase is largely due to the elimination of approximately $770,000 in negative gross margin related to IV Phoenix Group, Inc. ("PGI"), a subsidiary of the Company which was closed in August 2001. These cost savings were partially offset in the third quarter by expensing of approximately $300,000 of costs associated with the closing of the Company's
Springfield, Vermont production facility and the transfer of those production activities to the Hope Hull, Alabama facility, and $333,000 of amortization of costs associated with the start-up of the new MSD contract.

     Selling, general and administrative expenses for the third quarter of 2002 increased 6.3% from the third quarter of 2001, to $1,550,000. These expenses as a percent of sales were 12.1% in the third quarter of 2002 compared to 11.6% for the similar period in 2001. The increase as a percent of sales is primarily attributable to increased legal expenses in the third quarter.

      Company sponsored engineering, research and development expenses for the third quarter of 2002 remained almost constant from the third quarter of 2001 at $240,000. These expenses as a percent of sales were 1.9% in the third quarter of 2002 and 2001.

      Interest expense was $188,000 in the third quarter of 2002 compared to $210,000 for the similar period in 2001. The decrease is a result of decreased debt balances and reduced interest rates compared to the prior year.

      Interest income was $5,000 in the third quarter of 2002 compared to $24,000 for the similar period in 2001. The decrease reflects lower investment balances and lower interest rates compared to the prior year.

      The consolidated net income for the third quarter of 2002 was $326,000 compared to a consolidated net loss of $443,000 in the third quarter of 2001. The basic net income per share was $0.06 for the third quarter of 2002 based on the weighted average of 5,878,207 shares outstanding. The diluted net income per share was $0.05 based on a diluted weighted average of 6,020,293 shares outstanding. The basic and diluted net loss per share was $0.08 for the similar period in 2001 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding.

Thirty-nine weeks ended September 29, 2002 compared to thirty-nine weeks ended September 30, 2001
-----------------------------------------------------------------------
      Net sales for the first nine months of 2002 were $33,191,000 compared to net sales for the first nine months of 2001 of $33,931,000. The decrease in sales was primarily attributable to the loss of $20,744,000 in revenue attributable to the completion of the five year SPORT program partially offset by a $20,206,000 increase in revenue attributable to the ramp up of the replacement MSD program into full production.

      The gross margin percent for the first nine months of 2002 was 21.8% compared to 13.7% for the same period in 2001. This increase is largely due to the elimination of $1,500,000 in negative gross margin related to PGI as well as improved product mix versus the same period of 2001. These cost savings were partially offset in the third quarter by the expensing of $300,000 of costs related to the closing of the Company's Springfield, Vermont production facility and the transfer of those production activities to the Hope Hull, Alabama facility, and $333,000 of amortization of costs associated with the start-up of the new MSD contract.

      Selling, general and administrative expenses for the first nine months of 2002 decreased 10.9% from the first nine months of 2001, to $4,000,000. These expenses as a percent of sales were 12.0% in the first nine months of 2002 compared to 13.2% for the similar period in 2001. The decrease as a percent of sales is primarily attributable to the elimination of certain selling, general and administrative expenses related to PGI and continued focus on cost improvement in all areas of the Company.

      Company sponsored engineering, research and development expenses for the first nine months of 2002 increased 8.6% from the first nine months of 2001, to $819,000. These expenses as a percent of sales were 2.5% in the first nine months of 2002 compared to 2.2% for the first nine months of 2001. The increase in Company funded engineering cost is primarily attributable to continued development in the airborne commercial sector partially offset by the elimination of engineering expenses related to PGI.

      Interest expense was $447,000 in the first nine months of 2002 compared to $691,000 for the similar period in 2001. The decrease reflects decreased debt and reduced interest rates as compared to the prior year.

      Interest income was $21,000 in the first nine months of 2002 compared to $103,000 for the similar period in 2001. The decrease reflects lower investment balances and lower interest rates compared to the prior year.

      The consolidated net income for the first nine months of 2002 was $1,975,000 compared to a consolidated net loss of $1,187,000 in the first nine months of 2001. The basic net income per share was $0.34 for the first nine months of 2002 based on weighted average of 5,874,671 shares outstanding. The diluted net income per share was $0.33 based on a diluted weighted average of 6,000,677 shares outstanding. The basic and diluted net loss per share was $0.20 for the similar period in 2001 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital was $7,302,000 at September 29, 2002 compared to $7,212,000 at December 31, 2001. Accounts receivable increased $2,457,000 as a result of increased sales in September of 2002 versus sales in December of 2001. Inventory levels increased $1,359,000 compared to December 31, 2001 balances as a result of the delay in ramping the MSD program into full production. Accounts payable increased $4,211,000 reflecting higher levels of inventory during the quarter. Current maturities of long-term debt decreased $32,000 reflecting the current status on certain of the Company's debt instruments.

     Capital expenditures totaled $954,000 for the first nine months of 2002 compared to $147,000 in the first nine months of 2001. The increase in 2002 over 2001 is due to capitalization of tooling and test equipment in relation to the MSD five-year rugged laptop computer contract awarded to Miltope in May of 2001 coupled with expenditures made to update and secure Miltope's information systems technological infrastructure. The Company expects capital expenditures for the full year 2002 to be approximately $1,000,000. Depreciation and amortization expense for the first nine months of 2002 totaled $705,000 compared to $762,000 for the first nine months of 2001. Depreciation and amortization expense for the remainder of 2002 is expected to be approximately $225,000.

      The Company's $15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 and was converted into a term loan payable in twelve equal quarterly installments commencing August of 1999. The payout of this term loan was extended by the bank through February 2004. As of September 29, 2002 the Company was in compliance with all requirements under this term loan. The Company has been funding short-term cash needs through operations since 1999 without a revolving credit agreement and expects to continue doing so for the near term. The Company will seek additional short-term financing as these needs develop. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

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

      In June 2001, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for any exit or disposal activities initiated after 12/31/02. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.

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

        We believe application of accounting policies and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements, presented elsewhere in this report on Form 10-Q. We have identified certain critical accounting policies that are described below.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest risk inherent in its financial instruments. The Company is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. An increase in interest rates of 1% would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $97,000 per year.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's President/Chief Executive Officer and it's Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 ( c) and 15d-14 ( c)), within 90 days of the filing of this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

Change in Internal Controls

     Since the date of the review, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------
           99.1 Certification of Principal Financial Officer
           99.2 Certification of Principal Executive Officer

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



                                   MILTOPE GROUP INC.



                                     By:  /s/ Tom B. Dake
                                     -----------------------------------
                                     Tom B. Dake,
                                     Vice  President Finance and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)


Dated:  November 13, 2002

                            CERTIFICATIONS

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas R. Dickinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Miltope Group, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002      /s/Thomas R. Dickinson
                                   --------------------------------------
                                   President and Chief Executive Officer

                            CERTIFICATIONS

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Tom B. Dake, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Miltope Group, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,
  including   any   corrective  actions  with  regard  to   significant
  deficiencies and material weaknesses.


     Date:  November 13, 2002    /s/Tom B. Dake
                                ------------------------------------------
                                Vice-President and Chief Financial Officer