Form 10-K
period 2002-12-31
MILTOPE GROUP INC
filed 2003-03-28
CIK 752692

FORM 10-K
                               ---------
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002   Commission File Number  0-13433

                          MILTOPE GROUP INC.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                                       11-2693062
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                               Identification No.)

3800 Richardson Road South, Hope Hull, Alabama                  36043
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:  (334) 284-8665

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, par value $.01 each
                  ----------------------------------
                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days . Yes X        No
          -----       -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.  [     ]

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes    No X
                                                 ---   ---
     The aggregate market value of the voting stock of the registrant held by non-affiliates (which excludes voting shares held by officers and directors of the registrant) was $8,592,529 as of June 30, 2002 (the last day of our most recently completed second quarter.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares with a par value of $.01 each: 5,878,909 as of February 28, 2003.

     Documents Incorporated by Reference:

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 12, 2003, to be filed with the Commission not later than 120 days after the close of the Registrant's fiscal year, has been incorporated by reference for Part III, Items 10, 11, 12 and 13, to this annual report on Form 10-K.

ITEM 1.   BUSINESS
          --------
General
-------
     Miltope Group Inc. (the "Company"), a Delaware corporation incorporated in March 1984, is the parent company of Miltope Corporation, an Alabama corporation ("Miltope"), IV Phoenix Group, Inc. a New York corporation ("PGI") and Miltope Business Products, Inc., a New York corporation ("MBP"). Miltope was originally incorporated as a New York corporation in 1975 to acquire the assets and business of the Military Equipment Division of Potter Instrument Company, Inc. and until June 1984 was a wholly owned subsidiary of Stonebrook Group Inc. (formerly Stenbeck Reassurance Co. Inc.) ("SGI"). In June 1984, all of the outstanding stock of the Company was issued to SGI in exchange for all of the outstanding stock of Miltope. SGI is a privately held corporation that, since 1975, has supported the formation and funding of companies engaged in the development and manufacture of electronic hardware for defense and communications applications and in communications services. In January 1985, shareholders of the Company (including SGI) sold 700,000 shares of the Company's Common Stock in an initial public offering. In November 1985, the Company sold an additional 1,000,000 shares of its Common Stock to the public. As of December 30, 1994, Miltope merged with and into a newly formed Alabama corporation, which succeeded to all of the New York corporation's assets and liabilities. On January 1, 1995, Modern Holdings Incorporated (formerly XSource Corporation), a Delaware corporation ("MHI"), acquired 62.8% of the outstanding shares of Common Stock of the Company pursuant to certain share exchange transactions with SGI, which at such time was a holder of 55.6% of the outstanding shares of common stock of the Company, and Stuvik AB, a Swedish corporation and, at such time, a holder of approximately 7.2% of the outstanding shares of Company common stock. Prior to June of 1999, MHI was a subsidiary of Great Universal Incorporated, a Delaware corporation ("GUI"), and a wholly-owned subsidiary of MIC-USA Inc., ("MIC-USA"), a Delaware corporation and a wholly-owned subsidiary of Millicom International Cellular S.A. ("MIC"). In connection with the reorganization of GUI in June 1999, the Company became a subsidiary of GUI, which became a wholly owned subsidiary of Great Universal LLC, a Delaware limited liability company ("GU-LLC"), whose sole member from the date of reorganization until December 31, 1999 was MIC-USA. On December 31, 1999 The 1999 Great Universal LLC Trust (the "Trust") was formed and MIC-USA assigned all ownership interest of GU-LLC to the Trust. GU-LLC provides, through its operating subsidiaries, integrated network products and services, consulting engineering, billing systems applications, television and media and specialized electronics products and services.


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

     On April 1, 2000, the Company entered into an agreement with GUI, to acquire GUI's ownership of 90% of the outstanding stock of PGI. Since GUI, through its controlling interest in the Company, continues to own a controlling interest in PGI after the acquisition, the acquisition was recorded on the Company's books at GUI's historical cost and accounted for on an "as if pooled basis".

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

Description of Business
-----------------------
Military/Rugged - General
-------------------------
     The military/rugged segment is engaged in the design, development, manufacture and testing of computer and computer peripheral equipment for military, rugged and other specialized applications requiring reliable operations in severe land, sea and airborne environments for military customers. Military/rugged product lines include a broad range of computers, computer workstations, servers, printers, disk cartridges, and mass storage systems. Miltope's primary focus is to capitalize on the development of commercial-off-the-shelf (COTS) technology for computing, peripherals, and mass storage capabilities by creating rugged systems that provide these capabilities for use in the most demanding environments. Close relationships with major design activities such as Intel, Seagate, ATI, IBM, etc, provides Miltope with important insight into the future of the computing world. The Miltope focus is to utilize this COTS technology within the computing systems provided to the Department of Defense ("DoD"). The intent is to take advantage of the accelerated improvements occurring in the commercial electronics industry by procuring state-of-the-art commercial technology and enhancing its capability to operate in the military environment - specifically where constant exposure to shock, vibration, and raw elements is commonplace. This is accomplished through the use of specialized design techniques enabling the less than rugged commercial products to withstand the military environment assuring that the DoD's mission - both tactical and non-tactical - is met. Expert engineering skills and techniques are utilized to augment the use of COTS modules to meet extended temperature, shock, vibration, altitude, and humidity conditions that are encountered. Additionally, special enclosures are designed and implemented so that the equipment provided also meets the military requirements for Electromagnetic Interference ("EMI") from both a radiated and susceptibility aspect.

     In the mid 1990's Miltope introduced a new family of rugged computer products consisting of hand held Intel based computers and related peripherals. In 2000, Miltope expanded this product base to include vehicle mounted and laptop versions of these computer systems. These new products are re-configurable and scaleable for specific
applications and employ COTS technology.   The United States Army ("the
Army") is utilizing these systems for computing and communication requirements in various military applications and environments. These computer systems form the basis for applications such as Fire Control, Training, Maintenance, Logistics, and Mission Planning. The Company's computer system products have resulted in several long-term DoD programs.

     The Miltope VCU-1600 computer was selected by the Army for use as the Commander's Interface in the Mortar Fire Control System ("MFCS"). This selection resulted in an award of over 200 systems with delivery beginning in 2002 and continuing through 2003. It is anticipated that the procurement of the VCU-1600 will continue as an integral part of the Army's Consolidated Fire Control ("ConFire") program recently awarded in January 2003. The computer has been qualified to the most stringent requirements in support of this Heavy Mortar System. This includes continuous operation while being exposed to shock pulses of greater than 120 Grms, 40 mph driving rain, and temperatures as low as -35 to 150 degrees Fahrenheit.

     During 2002, Miltope also extended a contractual relationship with Raytheon to supply rugged computers as part of the SMART-T system for the Army. This relationship further enhances Miltope's position as a supplier to Raytheon for the duration of their five-year contract for the Army.

     Additionally, during 2002 the Miltope Maintenance Support Device ("MSD") contract entered full-scale production. The MSD contract was awarded to Miltope in 2001 for a variant of the Company's Model TSC-750 computer system. The TSC-750 computer is unique in the industry by providing all capabilities of a commercial laptop computer in a custom magnesium enclosure. The TSC-750 introduces a 13.3" sunlight readable display that has been rated highest in head to head competition with its competitors' products. The MSD contract is a five-year contract with the Army that calls for the delivery of over 11,000 computers, along with computer accessories, and engineering services. The MSD program is a follow-on contract to the Soldiers' Portable On-system Repair Tool ("SPORT") wherein Miltope delivered over 7,800 Miltope model PCU-5100 computers over a five-year period. The cumulative number of rugged computers delivered by Miltope under the SPORT and MSD contracts alone (estimated to be over 19,000 systems) makes Miltope the largest single supplier of qualified military laptop computers in the industry. The computers and ancillary equipment delivered under the SPORT and MSD contracts are utilized by the Army on every weapon system such as the Abrams Main Battle Tank, the Bradley Fighting Vehicle, and the Apache Longbow attack helicopter.

     In addition to the computers delivered to the Army, Miltope rugged printer and mass storage products have also made inroads in several DoD applications. The Miltope family of rugged airborne printers (TP-4840 and TP-4429 models) was selected for use on several military aircraft platforms. These include the Navy's P-3, and the Air Force's KC-135, C-5, and KC-10 airframes. Miltope's 4-Bay Militarized Mass Storage system, providing up to 288 gigabytes of memory has enjoyed an expanded role aboard the Air Force U2 aircraft. The Miltope mass storage unit is capable of operating at altitudes of up to 70,000 feet by utilizing environmentally sealed disk cartridges designed and manufactured by Miltope. This system's interface is based on high throughput fiber channel technology typically found on the most complex computing systems. In an environment where ultra-reliability is necessary, both Goodrich Corporation and the Air Force have selected the Miltope mass storage systems for their applications.

     Military/rugged products are sold for use in a broad range of military programs for the United States Air Force, Army, Navy, Marine Corps, NATO, and for multiple foreign countries. Miltope's militarized and rugged computers and peripheral products are compatible with most standard military computers and are sold to the DoD and many prime DoD systems contractors and integrators, including Boeing Aerospace, General Dynamics, Lockheed Martin, Rockwell-Collins, BAE, Goodrich Corporation, Raytheon, Stewart & Stevenson, Harris, and ITT Defense Systems.

     Miltope believes that it has captured a major portion of the market for militarized rugged laptop computers. In addition, Miltope is recognized as a leading supplier of rugged printers, mass storage systems and related equipment. A key element of Miltope's strategy has been to develop and deliver a broad range of highly reliable computers and computer peripherals and systems on a cost effective and timely basis. The breadth of Miltope's product offerings enables system integrators to not only avoid the risks normally encountered when procuring peripherals from multiple suppliers but also to achieve significant price advantages. Miltope's ability to meet the diverse requirements of its customers has resulted in substantial recurring business. As the nation's defense budget increases, the Company believes that it is strategically positioned with current products and long-term contracts that will provide stability and growth. Utilizing a modular design basis for the systems, Miltope can quickly reconfigure its products for specific user applications in a timely fashion. This provides the flexibility necessary to continue to provide state-of-the-art, compliant systems without the need for lengthy and costly redesign efforts.

     In December 1999, Miltope was selected by Raytheon Optical Systems (now Goodrich Corp) to supply several 144 Gigabyte Mass Storage Units with state of the art Fiber Channel interface. These systems are used in reconnaissance systems aboard aircraft of the United States Air Force. The estimated value of the contract is in excess of $1,500,000 over a three-year period. As of February 28, 2003 Miltope has exceeded the initial contract estimate and has received firm orders of approximately $2,000,000 in support of this reconnaissance mission and the program will extend through 2003.

     In May 2001, Miltope was awarded a five-year DoD contract for the Army Maintenance Support Device that is the follow on to the SPORT contract Miltope was awarded in 1996. The MSD is based on the Miltope Model TSC - 750 militarized laptop computer. The MSD is used in forward areas under extreme weather and handling conditions by the Army for on-system diagnostics and maintenance on all Army weapons platforms, generators and wheeled and tracked vehicles. The contract has an estimated value of approximately $120,000,000 over a five-year period. There can be no assurances this estimate of purchase requirements will be achieved over the five-year period of the contract. As of February 28, 2003, Miltope has received firm orders of approximately $49,700,000 under this program.

     During 2001, Miltope worked extensively with PGI in transitioning the manufacturing of the SMART-T product line from Hauppauge, New York to Springfield, Vermont. Miltope is currently producing the SMART-T Remote Operator Unit ("ROU") and Handheld Terminal Unit ("HTU") for Raytheon Company in its Hope Hull, Alabama facility under license from PGI. As of February 28, 2003, Miltope has received firm delivery orders from Raytheon Company for this product in the amount of approximately $3,400,000. The SMART-T ROU and HTU are part of the multi-service, MilStar satellite program for extremely high frequency, worldwide, tactical data and voice communications. The system provides the security, mobility and anti-jamming capability required to defeat the electronic threat and satisfy critical communications needs. Raytheon has an initial five - year indefinite delivery indefinite quantity ("IDIQ") contract with its customer. The Company is currently developing the next generation of the SMART T unit in order to meet these long-term requirements from Raytheon.

     On March 11, 2002, Miltope received firm delivery orders from the United States Army Tank Automotive Command in the amount of approximately $5,000,000 plus options of another $1,000,000 for the upgrade, manufacture and test of the Mortar Fire Control System Commander's Interface computer. After the initial re-design, this product will be produced under license from PGI at Miltope's ISO 9001 certified Hope Hull, Alabama facility. The Commander's Interface computer provides field level fully integrated, on board digital processing and control of all Mortar Fire Control System components to enhance weapon location/orientation, navigational and ballistic solutions. This system has completed first article testing and is now in full-scale production. Deliveries on this contract will be completed in 2003.

     In August 2002 Miltope was selected by Rockwell-Collins to provide TP-4429 printer for the KC-135 upgrade program. The estimated value of this contract is $2,000,000 over a three-year period. As of February 28, 2003 Miltope has received firm orders of approximately $600,000 for delivery in 2003.

     In November 2002 Miltope was selected by Lockheed Martin to design, develop and deliver nuclear hardened hard drive assemblies for installation in the data storage system as part of the Rapid Execution And Combat Targeting ("REACT") response platform. This cost plus award fee subcontract with Lockheed Martin has an estimated value of over $3,500,000 in the development, production and spares subcontracts. As of February 28, 2003 the Company has recorded approximately $1,700,000 in revenue under this cost plus contract.

     Miltope continues to grow in the DoD arena for rugged computing, printing and mass storage systems. This has been accomplished through the development and qualification of new computer systems and the transition of the Company's traditional commercial airborne equipment on to many military platforms.

Commercial - General
--------------------
        The commercial segment develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-flight maintenance markets. Miltope products comprising this segment are airborne printers, airborne data, ethernet, telephony, and video servers, airborne in-flight workstations and maintenance access terminals, mass storage devices, and wireless access points for both airborne and terminal applications. This segment's business represented approximately 19% of the Company's 2002 revenues, approximately 25% of the Company's 2001 revenues and approximately 32% of the Company's 2000 revenues.

        This segment has been significantly impacted by the events of September 11, 2001 but has shown encouraging signs of resurgence in 2003. Stability in this sector for the Company was lead by the strong performance of the airborne printer market. As activity shifted away from the large Air Transport market, Miltope focused its efforts on the growing business jet ("bizjet") and commuter jet markets. Already holding a significant market share in the Air Transport area for thermal printers, the Company believes that it has secured the lion's share of the bizjet and commercial jet sector. Furthermore, the introduction and FAA qualification of the Miltope Wireless Access Service Point ("WASP") product has been widely accepted and is anticipated to lead the way in wireless communication on commercial and private aircraft.

        Industry giants such as Rockwell-Collins, Teledyne Controls, Thales, and Matsushita are currently utilizing Miltope equipment as
integral components in their in-flight systems.    Miltope equipment is
highly regarded for its reliability and configurability. The systems are designed, qualified, and delivered utilizing multiple operating systems such as Windows(TM)2000, Windows(TM)98, Windows NT, Windows CE, and Linux. Miltope also continues to develop and improve various products such as telephony and internet servers, redundant arrayed independent disks ("RAID") storage systems, controller terminals and workstations, and sealed disk drives for a variety of applications related to in-flight entertainment, communication, and avionics systems.

        Miltope's airborne printer products are sold to a broad base of airframe manufacturers and commercial airline companies worldwide for use in flight deck and cabin workstation information systems. During 2002, customers for the Company's airborne printer included mainstays such as Boeing, British Airways, Continental Airlines, Delta Airlines, KLM, Lufthansa, Matsushita Avionics Systems, Teledyne Controls, American Airlines, United Airlines and American Eagle. Additionally in 2002, Miltope developed and expanded relationships with customers such as Embraer, Gulfstream, and Dassault. As of February 28, 2003, Miltope has received firm orders of approximately $2,600,000 for airborne printer production over the remainder of 2003.

        In December 1997, Miltope entered into a strategic agreement with Honeywell, Inc. Business and Commuter Aviation Systems, to provide Portable Maintenance Access Terminals ("PMAT") for use in business jets and commuter aircraft around the world as an option on Honeywell's integrated avionics systems. As of February 28, 2003, Miltope has received firm orders of approximately $6,015,000 under this agreement. Deliveries under this contract will continue into 2004.

        In April 2000, Miltope entered into a ten year contract with Empresa Brasileira De Aeronautica (Embraer) to provide flight deck printers, beginning in 2002, for use on board their ERJ-170, ERJ-190-100 and ERJ-190-200 regional and commuter jet aircraft. The estimated contract value is in excess of $15,000,000 over the ten-year period of performance ending in 2010. The estimated contract value is based on the customer's best estimate of purchase requirements during the contract period. There can be no assurances this estimate of purchase requirements will be achieved. In 2002, Miltope received firm orders of approximately $368,000 under this agreement.

        In the early part of 2002, Miltope entered into discussions with Gulfstream and Dassault for the incorporation of Miltope printers on their respective aircraft. As of December 31, 2002, the company has received approximately $850,000 in firm orders from the combination of their Gulfstream and Dassault customers.

        The Miltope WASP product has been sold to various customers for integration into their overall onboard wireless communication systems. The WASP allows users to wirelessly connect to the aircraft's server system that in turn can communicate to the ground via telephony or SATCOM. This allows for the execution of true real-time email and Internet in the sky for the passenger. Customers using the Miltope
WASP product in trials include Teledyne Controls, Lufthansa, and Connexion by Boeing. The certification of the WASP as part of these in-flight systems will provide a growth path for deliveries in 2003 and beyond. The attractiveness of this type of in-flight system and in particular the Miltope WASP is that any standard commercial personal computer or hand held system operating a wireless communication system has the capability of communicating with the WASP. Additionally, because the WASP is extremely compact and can be installed in aircraft using a single cable for power and signal, it can be easily retrofitted into existing aircraft fleets.

        In November of 2002, Miltope was awarded a contract from a major in-flight entertainment company for the design and development of a next-generation video server. The award is for approximately
$2,000,000 in firm orders to be delivered in 2003 and 2004. The contract also has provisions for follow-on orders of an additional $2,000,000 in 2004 and 2005.



Sales and Significant Customers
-------------------------------
     Sales in 2002 attributable to the military/rugged industry segment were approximately as follows: 62% from large DoD programs (each accounting for 5% or more of annual sales), 20% from smaller programs and sales of standard items in Miltope's catalogue, 12% from sales to foreign governments and defense contractors and 6% from spare parts sales. Sales to any one large DoD program have varied substantially from year to year due to product cycles and DoD requirements.

     In 2002, sales to the DoD accounted for 68% of net sales of the Company. No other customer accounted for more than 10% of net sales.

     The Company has experienced large fluctuations from year to year in the percentage of sales represented by particular customers due to product cycles and customer requirements. The Company believes its customers and the industry are moving to shorter lead times due to compressed technology cycles and changes in procurement strategies.

     Sales in 2002 attributable to the commercial industry segment amounted to approximately 19% of the Company's total net sales.

     During 2002, 2001 and 2000, the Company recorded sales of $0, $0 and $14,000, respectively to Get.2.Net Corporation and 3C
Communications International, S.A., that are affiliates of the Company.

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

Backlog
-------
     Backlog for both the military and commercial industry segments at December 31, 2002 was $39,000,000, a 50.0% increase from the $26,000,000 backlog at December 31, 2001. Backlog includes only customer signed delivery orders from current contracts and funded portions of multi-year contracts. The Company believes that substantially all of the backlog at December 31, 2002 will be recognized as revenue by December 31, 2003. The Company also believes that a substantial part of new delivery orders and contract funding received in 2003 will be recognized as revenue in the same year due to shorter lead times. Current backlog as of February 28, 2003, is approximately $35,000,000.

     Backlog for the commercial industry segment was approximately 13% of the total backlog at December 31, 2002 and approximately 25% of the total backlog at December 31, 2001.

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

     Engineering, research and development expenditures in 2002, 2001, and 2000 were approximately $1,047,000, $1,159,000 and $659,000, respectively.

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

Employees
---------
     At December 31, 2002, the Company employed 158 full-time personnel at Miltope in all locations. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that relations with its employees are excellent.

Export Sales
------------
     The Company recorded foreign sales in its military/rugged industry segment of approximately $48,000, $450,000 and $2,600,000 in 2002,
2001 and 2000, respectively. The Company recorded foreign sales in its commercial industry segment of approximately $2,700,000, $2,400,000 and $1,800,000 in 2002, 2001 and 2000, respectively.

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

     In August of 2001, the Company was recognized for its quality initiatives and was awarded ISO 9001:1994 certification for all the Company's facilities by the Certification Body of TUV MANAGEMENT
SERVICE.

Internet Address
----------------

     The Company maintains a website where additional information concerning its business and various upcoming events can be found. The address of the Company's website is www.miltope.com.

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

     During 2002, the Company consolidated its Springfield, Vermont assembly and test facility with its Hope Hull facility as part of its continuing plan to streamline the cost structure of the Company. This consolidation was completed in August of 2002 and costs of this move in the amount of approximately $303,000 have been included in the financial results of the Company.

     The Company owns substantially all of the machinery and equipment used in these facilities. The Company believes that these facilities are well maintained and are adequate to meet its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
     The Company is a claimant in a lawsuit in the U.S. District Court, Eastern District of New York against former officers, directors, and employees of PGI and against two competitors of Miltope and PGI. The complaint alleges damages based on breach of fiduciary duties by the former officers and directors, theft of trade secrets, violations of the Lanham Act, conspiracy to commit these violations and other claims. The corporate defendants answered the complaint, denied the claims against them but have not filed any counterclaims. The individual defendants who were former officers and directors of Miltope and PGI have filed counterclaims. The Company believes that such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

     In addition, the Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II
                                -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
        --------------------------------------------------------------------
Market Information
------------------
     The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol "MILT" since its initial public offering on January 23, 1985 and has been trading on the NASDAQ National Market since June 4, 1985. On March 24, 1999, the Company began trading on the NASDAQ Small Cap Market. The high and low closing sale prices for the Common Stock in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly high and low selling prices (the last daily sale price) of the Common Stock since
January 1, 2001 have been:

     Calendar Year 2002               Low        High
     ------------------            ---------   ---------
     First Quarter                 $ 1-13/32   $ 2-11/64

     Second Quarter                  1-37/64     5-45/64

     Third Quarter                   2-33/64       3-3/4

     Fourth Quarter                  2-35/64       4-1/2

     Calendar Year 2001               Low        High
     ------------------            ---------   ---------
     First Quarter                 $     5/8   $   1-1/4

     Second Quarter                    51/64      2-3/16

     Third Quarter                   1-13/32     2-13/64

     Fourth Quarter                  1-13/64       2-7/8

Holders of Common Stock
-----------------------
     As of February 28, 2003, there were approximately 1,989 holders of record and beneficial owners of the Company's Common Stock.

Dividend Policy
---------------
     No dividends were declared or paid in 2002, 2001 or 2000. The Company does not presently anticipate paying cash dividends on its Common Stock. However, the Board of Directors of the Company will review this policy from time to time in light of its earnings, capital requirements and financial condition and other relevant factors, including applicable debt agreement limitations. The Company's bank loan agreement permits the Company to pay annual dividends of up to 50% of the prior year's net income.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
     The following is a summary of selected consolidated financial data of the Company for the five years ended December 31, 2002 that should be read in conjunction with the consolidated financial statements of the Company and the notes thereto:

           (All amounts in thousands, except per share data)

                                                          Year ended December 31,
                                       ----------------------------------------------------------
                                          2002         2001        2000        1999       1998
                                        ---------    --------    --------    --------    --------
Income statement data:
Net sales                               $ 48,470     $ 45,249    $ 40,730    $ 36,238    $ 35,509

Gross profit                              10,613        5,841       8,023       4,744       6,962

Income(Loss)before income taxes            2,201       (2,277)     (1,431)     (7,804)     (4,284)

Net income (loss)                          4,663       (2,277)     (1,431)     (7,804)     (3,008)

Basic net income (loss) per share            .79         (.39)       (.24)      (1.33)       (.51)

Diluted net income (loss) per share          .77         (.39)       (.24)      (1.33)       (.51)

Cash dividends declared per share              -            -           -           -           -

Weighted average shares
 outstanding
      Basic                                5,876        5,872       5,872       5,872       5,872
     Diluted                               6,060        5,872       5,872       5,872       5,872

Balance sheet data:
-------------------
Working capital                         $ 10,172    $  7,212    $  9,859     $ 10,386    $ 18,828
Total assets                              33,403      30,594      35,615        36,869     43,359
Long-term debt                             7,216       6,650       9,654        13,986     15,123
Stockholders' equity                      13,312       8,639      10,916        10,006     17,810

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------
     Certain matters and statements made in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore those statements may turn out to be wrong. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

     Through its commercial segment, the Company develops, manufactures and markets commercial products primarily for transportation, telecommunications and in-field maintenance markets. Its products are airborne printers, in-flight cabin management and entertainment products, wireless access service points, mass storage devices, and derivatives of rugged hand-held Intel based computers originally developed for military applications.

Results of Operations
---------------------
     The Company reported consolidated net income of approximately $4,663,000 in 2002 compared to net losses of approximately $2,277,000 in 2001 and $1,431,000 in 2000. The basic net income per share was $.79 in 2002 while diluted net income per share was $.77. This compares to basic and diluted net losses per share of $.39 in 2001 and $.24 in 2000.

     Sales in 2002 totaled approximately $48,470,000, an increase of approximately $3,221,000, or 7.1%, from 2001. Military sales increased 17.9% in 2002 to $40,466,000 as compared to $34,314,000 in 2001. At the same time, Commercial sales decreased 20.3% to $8,886,000 from $11,156,000. The increase in military sales is primarily made up of a $2,300,000 increase from accelerated deliveries of the Maintenance Support Device, the replacement contract for the SPORT contract, along with the addition of $1,700,000 in sales of the Mortar Fire Control System Commander's Interface computer. The decrease in commercial sales is primarily attributable to decreased orders from the commercial airline industry. Sales in 2000 totaled approximately $40,730,000, an increase of approximately $4,492,000, or 12.4% from 1999. This change was attributable to increases in SPORT units shipped and increases in other airborne products that were partially offset by decreases in PGI's total sales.

     Gross profit, as a percent of sales, was 21.9% in 2002, 12.9% in 2001, and 19.7% in 2000. The increase in 2002 from 2001 is largely due to the elimination of $3,000,000 in negative gross margin related to PGI as well as improved product mix versus the same period of 2001.
The decrease in 2001 from 2000 is largely due to unforeseen expenditures required to complete several PGI initial-award contracts.

     Selling, general and administrative expenses, as a percentage of sales, were fairly constant in 2002 and 2001 at 13.7%. These expenses, as a percentage of sales, were 18.6% in 2000. The decrease in 2001 as a percentage of sales was attributable to the effect of planned reductions in administrative and marketing costs at both Miltope and PGI.

     Engineering, research and development expenses, as a percentage of sales, was 2.2% in 2002, 2.6% in 2001, and 1.6% in 2000. This
fluctuation in cost levels represents efforts expended in 2001 in relation to the new five-year rugged laptop computer contract awarded to Miltope in May of 2001.

     Interest expense decreased 25.6% in 2002 compared to 2001 due to a $1,498,000 reduction in total debt and a decrease in interest rates. The 39.6% decrease in 2001 compared to 2000 was attributable to a $3,288,000 reduction in total debt and a decrease in interest rates from the prior year.

     Interest income decreased to $33,000 in 2002 from $113,000 in 2001 and $150,000 in 2000 due to lower cash balances on hand and the continued downward trend in interest rates.

     Income tax benefit was $2,462,000 in 2002 and $0 in both 2001 and 2000. During 2002, the Company reversed $3,310,000 of the valuation allowance against deferred tax assets.

Liquidity and Capital Resources
-------------------------------
        Consolidated working capital at December 31, 2002 totaled approximately $10,172,000, an increase of approximately $2,960,000 from December 31, 2001. Accounts receivable increased approximately $611,000 as a result of increased sales in the last quarter of 2002 as compared to the last quarter of 2001. Inventories increased by $111,000 as a result of continued management focus on increasing inventory turns by closely monitoring sales levels and the associative inventory levels required to meet those sales levels. Accounts payable increased by $601,000 reflecting extended payment terms for certain vendors. Current maturities of long-term debt decreased by approximately $2,064,000 reflecting the more favorable debt structuring of the Company's new credit agreement as mentioned below.

        The Company entered into a revolving credit facility in July 1994 for an amount not to exceed $15,000,000. The Company's
$15,000,000 revolving credit agreement with its primary lender matured on May 31, 1999 with an outstanding balance of approximately
$12,000,000. This balance was converted into a term loan payable in twelve equal quarterly installments beginning August 31, 1999.

        In January of 2003, the Company entered into a new credit agreement with Citizen's Business Credit ("Citizen's") that will provide up to $8,000,000 of financing under a revolving line of credit over an initial three-year period. The initial proceeds of this line of credit were used to pay down $4,700,000 of the $5,700,000 balance due under the existing credit facility provided by its primary lender. The Company entered into an agreement with its primary lender to amortize the $1,000,000 balance of the existing line of credit over the next twelve months. As of February 28, 2003 the Company had a loan balance under the Citizen's credit line of approximately $4,800,000. The Company anticipates that this new line of credit and cash generated internally will provide adequate funding to meet its cash flow needs for the year ended December 31, 2003. The agreement includes various provisions requiring the maintenance of certain financial ratios and certain other limitations. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

        Cash provided by operating activities was approximately $2,079,000 in 2002, $2,079,000 in 2001, and $3,101,000 in 2000. The
decrease in cash provided by operating activities in 2002 and 2001 compared to 1999 is primarily the result of cash expended due to the shutdown of PGI operations during 2001 and the increase in cost over revenue associated with the completion of certain PGI sub-contracts.

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

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $13,779,000 that expire as follows: $4,066,000 in 2009, $1,251,000 in 2010, $2,422,000 in 2018,
$3,537,000 in 2019, $1,356,000 in 2020, and $1,147,000 in 2021.  At
December 31, 2002, the Company has a valuation allowance of $349,000 against the deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The valuation allowance can be adjusted in future periods as the probability of realization of the deferred tax asset changes.

        Capital expenditures totaled $996,000 in 2002, $247,000 in 2001, and $175,000 in 2000. The increase in 2002 and 2001 over 2000 was due primarily to purchases of various tooling and set-up expenditures for the production of the new MSD contract awarded in 2001. The Company expects capital expenditures for 2003 to be less than the 2002 level. Depreciation and amortization expense for 2002 totaled $934,000 compared to $1,035,000 in 2001 and $1,360,000 for
2000. For 2003, depreciation and amortization expense is expected to be approximately $875,000.

        The Company believes that its working capital and capital requirement needs for its current lines of business and new product development will be met by its cash flow from operations and proceeds from its current revolving line of credit provided by Citizen's Business Credit to the Company.

Contractual Obligations - (dollars in thousands)
------------------------------------------------
        The Company's obligations to make future payments under contracts as of December 31, 2002 are summarized in the following table:


Contractual Obligations           Total     Less than 1 year   1-3 years    4-5 years   Over 5 years
                                ---------   ----------------   ---------    ---------   ------------
Long-term debt                  $  8,915        $ 1,738         $ 6,492      $   600     $    85

Capital lease obligations            82              43              39            -           -

Operating leases                  3,082             182             206          118       2,576
                               --------         -------         -------      -------     -------
Total contractual obligations  $ 12,079         $ 1,963         $ 6,737      $   718     $ 2,661
                              =========         =======         =======      =======     =======

Recent Accounting Pronouncements
--------------------------------
        In April 2002 , the Financial Accounting Standards Board ("FASB") issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for any exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company is currently evaluating the impact of this statement.

        The FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor's non-contingent obligations associated with such guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

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

Impairment of Long-lived Assets - The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and goodwill and certain intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The financial statements referred to above reflect all adjustments required by Statements 144 and 142 as of December 31, 2002.

Effects of Inflation
--------------------
        Inflation has not had a significant impact on the Company's results of operations.

Outlook for the Company
-----------------------
        The Company believes that the events of September 11, 2001, have, and will continue to have, a profound effect on how every company in the United States does business. As the war on terrorism has unfolded and expanded, overall military spending has increased dramatically and will likely continue to increase in the areas of computing and electronics over the next several years. As this military spending expansion continues, the Company believes that Miltope will benefit from its continued efforts to meet military environmental requirements with modified commercial equipment and components. The Company believes the level of growth in revenue in the Company's commercial airborne products market will remain low over the next twelve to eighteen month period. Despite this belief, the Company continues to focus appropriate resources in the development of products for the airborne market as potential applications arise. The Company believes that its results will be favorably affected in the future with continued growth in the military coupled with the expected longer-term recovery in its commercial airborne products markets.

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

     The Company has a term loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. The Company manages its interest rate risk by (a) periodically retiring and issuing debt and (b) periodically fixing the interest rate on the London Inter Bank Offered Rate (LIBOR) portion of its revolving credit loan for 30 to 60 days in order to minimize interest rate swings. A 10% increase in interest rates (from 3.38% to 3.72.%) would affect the Company's variable debt obligations and could potentially reduce future earnings by approximately $30,000.


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

                               PART III
                               --------


Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2003 annual meeting under the captions "Proposal No.1 - Election of Directors", "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002.

Item 11.   Executive Compensation
           ----------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2003 annual meeting under the captions "Compensation of Executive Officers and Directors" and "Compensation of Directors" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2003 annual meeting under the captions "Security Ownership of Certain Beneficial Owners", "Ownership of Common Stock by Directors,
Nominees and Officers" and "Securities Authorized for Issuance Under Equity Compensation Plans" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------
     The information called for by this item is incorporated by reference from the Company's definitive Proxy Statement for its 2003 annual meeting under the captions "Certain Relationships and Related Transactions" which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2002.

Item 14.  Controls and Procedures
          -----------------------
     The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-K, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There were no significant changes in the Company's internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

PART IV
-------
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------
(a) The following documents are filed as part of this Report            Page

        1. Consolidated Financial Statements:
           Table of Contents to Consolidated Financial Statements       F-1
           Independent Auditors' Report                                 F-2
           Independent Auditors' Report of Other Auditors               F-3
           Consolidated Balance Sheets as of December 31,
             2002 and 2001                                              F-4
           Consolidated Statements of Operations for the Years
             Ended December 31, 2002, 2001 and 2000                     F-5
           Consolidated Statements of Stockholders' Equity for
             the Years Ended December 31, 2002, 2001 and 2000           F-6
           Consolidated Statements of Cash Flows for the Years
             Ended December 31, 2002, 2001 and 2000                     F-7
           Notes to Consolidated Financial Statements                   F-8

        2. Financial Statement Schedule
           The following financial statement schedule for the years ended December 31, 2002, 2001, and 2000 is included in Part IV of this report on the indicated page:

          Schedule II Valuation and Qualifying Accounts and Reserves    F-20

          All other Schedules are omitted because of the absence of conditions under which they are required.

           Independent Auditors' Consent                                F-21

        3. Exhibits                                                     20

(b) There have been no reports on Form 8-K filed during the last quarter of the period ended December 31, 2002.

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------

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

*10(m)(G)  Loan and Security Agreement, dated January 6, 2003 between Citizens Business Credit and Miltope Corporation

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

_____________
*Filed herewith

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------

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

10(q)(H) Stock Option Agreement, dated April 19, 2001, between the Registrant and William L. Dickinson.
           [Incorporated by reference to Exhibit 10(q)(H) to the Registrants Form 10-K filed with the Commission on April 1, 2002 (File No. 0-13433)].

*10(q)(I)  Stock Option Agreement, dated July 19, 2002,
           between the Registrant and William L. Dickinson

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

10(u)(B)   Stock Option Agreement, dated April 19, 2001,
           between the Registrant and Jerry Tuttle.
           [Incorporated by reference to Exhibit 10(u)(B) to the
           Registrants Form 10-K filed with the Commission on
           April 1, 2002 (File No. 0-13433)].
_____________
*Filed herewith

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------

*10(u)(C)  Stock Option Agreement, dated July 19, 2002,
           between the Registrant and Jerry Tuttle.

10(v) Stock Option Agreement dated January 15, 1999 between the Registrant and Thomas R. Dickinson. [Incorporated by reference to Exhibit 10(v) to the Registrant's Form 10-K filed with the Commission on March 31, 2000 (File No. 0-13433)].

10(v)(A) Stock Option Agreement dated May 4, 2000, between the Registrant and Thomas R. Dickinson.
           [Incorporated by reference to Exhibit 10(v)(A) to the Registrant's Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

10(v)(B) Stock Option Agreement dated November 20, 2001, between the Registrant and Thomas R. Dickinson.
           [Incorporated by reference to Exhibit 10(v)(B) to the Registrant's Form 10-K filed with the Commission on April 1, 2002 (File No. 0-13433)].

*10(v)(C)  Stock Option Agreement dated July 18, 2002, between the Registrant and Thomas R. Dickinson.

10(w) Stock Option Agreement, dated April 20, 2000, between the Registrant and Lawrence P. Farrell. [Incorporated by reference to Exhibit 10(w) to the Registrants Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

10(w)(A) Stock Option Agreement, dated April 19, 2001, between the Registrant and Lawrence P. Farrell.
           [Incorporated by reference to Exhibit 10(w)(A) to the Registrants Form 10-K filed with the Commission on April 1, 2002 (File No. 0-13433)].

*10(w)(B)  Stock Option Agreement, dated July 19, 2002,
           between the Registrant and Lawrence P. Farrell.

10(x)      Stock Option Agreement dated June 25, 1999,
           between the Registrant and Tom B. Dake.
           [Incorporated by reference to Exhibit 10(x) to the
           Registrant's Form 10-K filed with the Commission
           on March 31, 2000 (File No. 0-13433)].
_____________
*Filed herewith

Exhibit                                                                 Page
Number     Description of Exhibit                                       Number
-------    ----------------------                                       ------
10(x)(A) Stock Option Agreement dated May 4, 2000, between the Registrant and Tom B. Dake.
           [Incorporated by reference to Exhibit 10(x)(A) to the Registrant's Form 10-K filed with the Commission on April 4, 2001 (File No. 0-13433)].

10(x)(B) Stock Option Agreement dated November 20, 2001, between the Registrant and Tom B. Dake.
           [Incorporated by reference to Exhibit 10(x)(B) to the Registrant's Form 10-K filed with the Commission on April 1, 2002 (File No. 0-13433)].

*10(x)(C)  Stock Option Agreement dated July 18, 2002,
           between the Registrant and Tom B. Dake.

18 Letter regarding change in accounting principle, dated May 13, 1994 [Incorporated by reference to Exhibit 18 to the Registrant's Form 10-Q filed with the Commission on May 16, 1994 (File No. 0-13433)].

*21        Subsidiaries of the Registrant.

*23 Independent Auditors' Consent, dated March 28, 2003, to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245,
           No. 33-78744 and No. 33-65233 on Form S-8 of their report dated February 28, 2003 appearing in this Annual Report on Form 10-K for the year ended December 31, 2002.

*99(a)     Certification of Chief Executive Officer

*99(b)     Certification of Chief Financial Officer

_________
*Filed herewith

                  MILTOPE GROUP INC. AND SUBSIDIARIES
                  -----------------------------------

        TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
        ------------------------------------------------------




                                                                   Page
                                                                   ----
Independent Auditors' Report                                       F-2

Consolidated Balance Sheets as of December 31, 2002
  and 2001                                                         F-4

Consolidated Statements of Operations for the
  Years Ended December 31, 2002, 2001 and 2000                     F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000                     F-6

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2002, 2001 and 2000                     F-7

Notes to Consolidated Financial Statements                         F-8




     The following financial statement schedule for the years ended December 31, 2002, 2001, and 2000 is included in Part IV of this report on the indicated page:

   Schedule II    Valuation and Qualifying Accounts and Reserves   F-20

     All other Schedules are omitted because of the absence of conditions under which they are required.

INDEPENDENT AUDITORS' REPORT
----------------------------
To the Stockholders and Board of Directors of Miltope Group Inc.:

We have audited the accompanying consolidated balance sheets of Miltope Group Inc. and subsidiaries (a majority-owned subsidiary of Great Universal Incorporated) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miltope Group Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
February 18, 2003

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------
ASSETS                                               2002            2001
CURRENT ASSETS:                                   -----------     -----------
 Cash and cash equivalents                        $   589,000     $ 1,120,000
 Accounts receivable                                7,799,000       7,188,000
 Inventories                                       11,527,000      11,416,000
 Deferred income taxes                              1,816,000       1,339,000
 Other current assets                                 371,000         389,000
                                                  -----------     -----------
       Total current assets                        22,102,000      21,452,000
PROPERTY AND EQUIPMENT - at cost:                 -----------     -----------
 Machinery and equipment                            7,625,000       7,588,000
 Furniture and fixtures                             1,526,000       1,588,000
 Land, buildings and improvements                   6,246,000       6,702,000
                                                  -----------     -----------
       Total property and equipment                15,397,000      15,878,000
 Less accumulated depreciation and amortization     9,659,000      10,058,000
                                                  -----------     -----------
       Property and equipment - net                 5,738,000       5,820,000
                                                  -----------     -----------
DEFERRED INCOME TAXES                               5,126,000       2,825,000
OTHER ASSETS                                          437,000         497,000
                                                  -----------     -----------
TOTAL                                             $33,403,000     $30,594,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                 $ 7,573,000     $ 6,972,000
 Accrued expenses                                   2,061,000       2,783,000
 Short-term debt                                      515,000         640,000
 Current maturities of long-term debt               1,781,000       3,845,000
                                                  -----------     -----------
       Total current liabilities                   11,930,000      14,240,000

LONG-TERM DEBT                                      7,216,000       6,650,000

OTHER LIABILITIES                                     945,000       1,065,000
                                                  -----------     -----------
       Total liabilities                           20,091,000      21,955,000
                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value; 20,000,000 shares
  authorized; 6,811,112 shares outstanding             68,000          68,000
 Capital-in-excess of par value                    24,519,000      24,519,000
 Retained earnings (deficit)                        2,858,000      (1,702,000)
                                                  -----------     -----------
                                                   27,445,000      22,885,000
 Less treasury stock, at cost                      14,133,000      14,246,000
                                                  -----------     -----------
       Total stockholders' equity                  13,312,000       8,639,000
                                                  -----------     -----------
TOTAL                                             $33,403,000     $30,594,000
                                                  ===========     ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------

                                            2002            2001           2000
                                        -----------     -----------     -----------
NET SALES                               $48,470,000     $45,249,000     $40,730,000
                                        -----------     -----------     -----------
COSTS AND EXPENSES:
 Cost of sales                           37,857,000      39,408,000      32,707,000
 Selling, general and administrative      6,617,000       6,224,000       7,578,000
 Engineering, research and
  development                             1,047,000       1,159,000         659,000
 Asset impairment                           150,000               -               -
                                        -----------     -----------     -----------
       Total                             45,671,000      46,791,000      40,944,000
                                        -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS             2,799,000      (1,542,000)       (214,000)

OTHER INCOME (EXPENSES):
 Interest expense                          (631,000)       (848,000)     (1,367,000)
 Interest income                             33,000         113,000         150,000
                                        -----------     -----------     -----------
  Total                                    (598,000)       (735,000)     (1,217,000)
                                        -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME
 TAXES                                    2,201,000      (2,277,000)     (1,431,000)

INCOME TAX BENEFIT                        2,462,000               -               -
                                        -----------     -----------     -----------
NET INCOME (LOSS)                       $ 4,663,000     $(2,277,000)    $(1,431,000)
                                        ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE
 BASIC                                  $       .79     $      (.39)    $      (.24)
                                        ===========     ===========     ===========
 DILUTED                                $       .77     $      (.39)    $      (.24)
                                        ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
  BASIC                                   5,875,754       5,871,523       5,871,523
                                        ===========     ===========     ===========
  DILUTED                                 6,059,916       5,871,523       5,871,523
                                        ===========     ===========     ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-----------------------------------------------------------------------------------
                                                Common Stock           Capital-in-      Retained
                                                            Par        Excess of       Earnings         Treasury Stock
                                            Shares         Value       Par Value       (Deficit)      Shares         Cost
                                           ---------    ----------    ------------     ----------     -------     -----------
Balance January 1, 2000                    6,811,112    $   68,000    $ 22,178,000    $ 2,006,000     939,589     $14,246,000

Pre-acquisition conversion of
        PGI related-party debt to equity                                 2,341,000

Net loss                                           -             -               -     (1,431,000)          -               -
                                           ---------    ----------    ------------    -----------     -------     -----------
Balance, December 31, 2000                 6,811,112        68,000      24,519,000        575,000     939,589      14,246,000

Net loss                                           -             -               -     (2,277,000)          -               -
                                           ---------    ----------    ------------    -----------     -------     -----------
Balance, December 31, 2001                 6,811,112        68,000      24,519,000     (1,702,000)    939,589      14,246,000

Exercise of stock options                                                                (103,000)     (7,386)       (113,000)

Net income                                                                              4,663,000
                                           ---------    ----------    ------------    -----------     -------     -----------
Balance December 31, 2002                  6,811,112    $   68,000    $ 24,519,000    $ 2,858,000     932,203     $14,133,000
                                           =========    ==========    ============    ===========     =======     ===========

See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------------
                                                                      2002           2001              2000
OPERATING ACTIVITIES:                                             -----------    ------------     ------------
 Net income (loss)                                                $ 4,663,000    $ (2,277,000)    $ (1,431,000)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                                       934,000       1,035,000        1,360,000
  Provision for slow-moving and obsolete inventories                1,213,000       1,583,000        1,319,000
  Provision for doubtful accounts receivable                          351,000         345,000          182,000
  (Gain) loss on sale of fixed assets                                  23,000          36,000          (22,000)
  Asset impairment                                                    150,000               -                -
  Deferred income taxes                                            (2,778,000)              -                -
  Change in assets and liabilities provided (used) cash:
   Accounts receivable                                               (962,000)        400,000       (3,638,000)
   Inventories                                                     (1,324,000)       (123,000)       1,164,000
   Other current assets                                                18,000          (7,000)          30,000
   Other assets                                                        35,000         398,000          409,000
   Accounts payable and accrued expenses                             (244,000)        689,000        3,728,000
                                                                  -----------    ------------     ------------
     Net cash provided by operating activities                      2,079,000       2,079,000        3,101,000
                                                                  -----------    ------------     ------------
INVESTING ACTIVITIES:
 Capital expenditures                                                (996,000)       (247,000)        (175,000)
 Proceeds from sale of property and equipment                               -         166,000          900,000
                                                                  -----------    ------------     ------------
     Net cash provided by (used in) investing activities             (996,000)        (81,000)         725,000
                                                                  -----------    ------------     ------------
FINANCING ACTIVITIES:
 Exercise of stock options                                             10,000               -                -
 Payments on long-term debt                                        (1,624,000)     (3,589,000)      (3,552,000)
                                                                  -----------    ------------     ------------
     Net cash used in financing activities                         (1,614,000)     (3,589,000)      (3,552,000)
                                                                  -----------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (531,000)     (1,591,000)         274,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,120,000       2,711,000        2,437,000
                                                                  -----------    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $   589,000   $  1,120,000     $  2,711,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                ============   ============     ============
 Cash payments made for:
  Income taxes                                                     $   286,000   $     12,000     $          -
                                                                   ===========   ============     ============
  Interest                                                         $   587,000   $    836,000     $  1,364,000
                                                                   ===========   ============     ============
 Equipment acquired under capital lease obligations                $         -   $    141,000     $          -
                                                                   ===========   ============     ============
 Pre-acquisition conversion of PGI related-party debt to equity    $         -   $          -     $  2,341,000
                                                                   ===========   ============     ============
</TABLE
See notes to consolidated financial statements.

MILTOPE GROUP INC. AND SUBSIDIARIES
-----------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
1.      SUMMARY OF SIGNIFICANT ACCOUNTING
        AND FINANCIAL REPORTING POLICIES
        ---------------------------------
   Principles of Consolidation - The consolidated financial statements include the accounts of Miltope Group Inc., its wholly-owned subsidiaries, Miltope Corporation ("Miltope"), and Miltope Business Products, Inc. ("MBP"), and its 90% owned subsidiary, IV Phoenix Group, Inc. ("PGI"). These companies are collectively referred to as the "Company". All material intercompany transactions have been eliminated. The Company is a majority-owned subsidiary of Great Universal Incorporated ("GUI"). All amounts presented have been rounded to the nearest thousand.

   Nature of Operations - The Company through its two industry segments, military/rugged and commercial, is engaged in the development of computers and peripheral equipment for rugged and other specialized applications for military and commercial customers, domestic and international.

   Accounting Estimates - The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Long-Lived Assets - In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable intangibles, excluding goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable based on estimates of future undiscounted cash flows without interest charges. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured as the difference between the carrying amount and the fair value of the asset. Assets held for disposal, if any, are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets.

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

   Stock Based Compensation - At December 31, 2002, the Company has two stock based compensation plans which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as this amount is insignificant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. See Note 8 for the assumptions used in the following table:

                                                    2002            2001             2000
                                                -----------    -------------    -------------
    Net income (loss), as                       $ 4,663,000    $ (2,277,000)    $ (1,431,000)
    reported:
   Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                            (101,000)       (126,000)        (125,000)
                                                -----------    ------------     ------------
   Pro forma net income                         $ 4,562,000    $ (2,403,000)    $ (1,556,000)
                                                ===========    ============     ============
   Basic net income (loss) per share:
    As reported                                 $      0.79    $       0.39)    $      (0.24)
    Pro forma                                   $      0.78    $      (0.41)    $      (0.26)

   Diluted net income (loss) per share:
    As reported                                 $      0.77    $      (0.39)    $      (0.24)
    Pro forma                                   $      0.75    $      (0.41)    $      (0.26)

   Income Taxes - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 6).

   Net Income (Loss) Per Share - Basic and diluted earnings per share are computed by dividing the net income (loss) by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Options that could potentially dilute basic net income per share in the future were included in the computation of diluted net income per share for the year ended December 31, 2002, as detailed below:

                                      2002         2001         2000
                                   ----------    ---------    ---------
Weighted average common shares
outstanding - basic                 5,875,754    5,871,523    5,871,523
Dilutive effect of stock options      184,162            -            -
                                    ---------    ---------    ---------
Weighted average common shares
outstanding - diluted               6,059,916    5,871,523    5,871,523
                                    =========    =========    =========

   Options that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Anti-dilutive options were 63,952, 447,795, and 333,512 for 2002, 2001, and 2000, respectively.

   Recent Accounting Pronouncements -

   In April 2002 , the Financial Accounting Standards Board("FASB") issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.
   SFAS 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on the Company's consolidated financial statements.


   In June 2001, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for any exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company is currently evaluating the impact of this statement.

   The FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the guarantor's noncontingent obligations associated with such guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December
   15, 2002.   The initial recognition and measurement provisions are
   applicable on a prospective basis for guarantees issued or modified after December 31, 2002 and are not expected to have a significant impact on the Company's consolidated financial statements.


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

   Effective August 17, 2001, all manufacturing operations of PGI, an operating division that is part of the military/rugged segment, were shut down. The Company contracted with PGI to continue production of selective PGI products in Miltope's facilities on a license fee basis. Those contracts were fulfilled during 2002. All material transactions between the Company and PGI have been eliminated.

   Revenues and net income (loss) for the separate companies and the combined amounts presented in the consolidated financial statements for the year of acquisition are as follows:

                                                  2000
                                              ------------
            Revenues (net of eliminations):
                  Miltope                     $ 36,811,000
                  PGI                            3,919,000
                                              ------------
            Combined                          $ 40,730,000
                                              ============
            Net income (loss):
                  Miltope                     $    474,000
                  PGI                           (1,905,000)
                                              ------------
            Combined                          $ (1,431,000)
                                              ============


3. ACCOUNTS RECEIVABLE, NET
   ------------------------

   Accounts receivable consist of the following:     2002           2001
                                                  -----------    -----------
        Amounts receivable from the
         United States Government                 $ 5,752,000    $ 3,124,000
        Amounts receivable from other customers     2,301,000      4,379,000
        Allowance for doubtful accounts              (254,000)      (315,000)
                                                  -----------    -----------
            Total                                 $ 7,799,000    $ 7,188,000
                                                  ===========    ===========

4.      INVENTORIES
        -----------

      Inventories consist of the following:      2002           2001
                                            ------------    ------------
        Purchased parts and subassemblies   $  8,578,000    $  9,246,000
        Work-in-process                        2,949,000       2,170,000
                                            ------------    ------------
          Total                             $ 11,527,000    $ 11,416,000
                                            ============    ============

   Inventories include a reserve for slow-moving and obsolete items of $1,971,000, and $2,480,000 at December 31, 2002, and 2001,
   respectively.

5.      LONG-TERM DEBT
        --------------
   Long-term debt consists of the following:        2002           2001
                                                -----------    -----------
      Term loan                                 $ 5,700,000    $ 6,350,000
      Industrial Development Authority
        Revenue Bonds                             2,715,000      3,135,000
      Capital Leases                                 82,000        125,000
      Other debt                                    500,000        885,000
                                                -----------    -----------
        Total                                     8,997,000     10,495,000
        Less current maturities                   1,781,000      3,845,000
                                                -----------    -----------
        Total                                   $ 7,216,000    $ 6,650,000
                                                ===========    ===========

   In January of 2003, the Company entered into a new credit agreement with Citizen's Business Credit ("Citizen's") that will provide up to $8,000,000 of financing under a revolving line of credit over an initial three-year period. The initial proceeds of this line of credit were used to pay down $4,700,000 of the $5,700,000 balance due under the existing credit facility provided by its primary lender. The Company entered into an agreement with its primary lender to amortize the $1,000,000 balance of the existing line of credit over the next twelve months. The table above reflects maturities of long-term debt as adjusted by the terms of this new credit agreement. As of February 28, 2003 the Company had a loan balance under the Citizen's credit line of approximately $4,800,000. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

   As of December 31, 2002, the Company has a balance of $5,700,000 which bears interest at a rate equaling the London Inter Bank Offered Rate plus 2% (effective rate 3.38%) under a $15,000,000 revolving credit agreement with its primary lender. As of December 31, 2001, the $6,350,000 term loan, at the Company's option, bears interest at the bank's reference rate (effective rate was 4.75%), or at a rate equaling the London Inter Bank Offered Rate plus 2.0% (effective rate 4.14%). The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.


   The new credit agreement referenced above includes various provisions requiring the maintenance of certain financial ratios and limitations on (i) transactions with affiliates, (ii) other debt and guarantees, (iii) investment in, and advances to, other entities, and (iv) payment of dividends. The Company's term loan agreement permits the company to pay annual dividends of up to 50% of the prior year's net income.

   Principal payments for the Industrial Development Authority Revenue Bonds (the "Bonds") range between $455,000 and $600,000 from December 2003 through December 2008. Repayment of the Bonds is secured by an irrevocable letter of credit in an amount up to $5,700,000 that in turn is secured by a mortgage on the Montgomery, Alabama facility and a security interest in the equipment located at such facility. Property and equipment with a carrying value of $4,140,000 and $4,567,000 at December 31, 2002 and 2001,
   respectively, are pledged as collateral. Letter of credit commitment fees paid during 2002 and 2001 were $34,000 and $40,000, respectively. The agreement with the Industrial Development Authority bears interest at a variable market rate that ranged from 1.40% to 2.04% during 2002, and from 1.90% to 6.51% during 2001, and was 1.42% and 1.93% at December 31, 2002 and 2001, respectively.

   Other notes are due in aggregate monthly installments of $35,000 including variable interest based on the U.S. Treasury Rate (4.25% and 5.88% at December 31, 2002 and 2001, respectively).

   The aggregate maturities of current and long-term debt subsequent to December 31, 2002, are presented below.

                                     Year Ending December 31,
                                    ---------------------------
                                       2003    $ 1,781,000
                                       2004        746,000
                                       2005        525,000
                                       2006      5,260,000
                                       2007        600,000
                                   Thereafter       85,000
                                               -----------
                                       Total   $ 8,997,000
                                               ===========

   The fair value of long-term debt approximated the carrying value as of December 31, 2002 and 2001, as all instruments are at variable interest rates.

6. INCOME TAXES
   ------------
   The provision (benefit) for income taxes consists of the following:

                            2002         2001        2000
                        -----------    --------    -------
          Current:
            Federal     $   100,000    $      -    $     -
            State           216,000           -          -
          Deferred       (2,778,000)          -          -
                        ----------     --------    -------

          Total         $(2,462,000)   $      -    $     -
                        ===========    ========    =======

   The Company's benefit for income taxes differs from the amount computed using the federal statutory tax rate as a result of the following items:

                                            2002             2001             2000
                                        ------------     ------------    ------------
   Amount at federal statutory rate     $    770,000     $   (725,000)   $   (487,000)
   Increases (reductions) due to:
     State taxes - net of federal
       income taxes (benefit)                144,000          (36,000)        (78,000)
       Change in valuation allowance      (3,310,000)         755,000         490,000
     Goodwill                                      -            3,000          50,000
     Change in tax rate                      (50,000)               -               -
     Other                                   (16,000)           3,000          25,000
                                        ------------     ------------    ------------
    Total                               $ (2,462,000)    $          -    $          -
                                        ============     ============    ============

   The deferred tax assets and liabilities at December 31, 2002 and 2001 are comprised of the following:

                                                         2002
                                        ---------------------------------------
                                                      Deferred
                                         Deferred       Tax
                                        Tax Assets   Liabilities        Total
   Current :                            -----------  -----------    -----------
     Inventories                        $ 1,243,000    $       -    $ 1,243,000
     Non-deductible accrual                 619,000            -        619,000
     Intangible assets                        1,000            -          1,000
     Prepaid expenses                             -      (43,000)       (43,000)
                                        -----------    ---------    -----------
                                          1,863,000      (43,000)     1,820,000
     Total current
       Valuation allowance                   (4,000)           -         (4,000)
                                        -----------    ---------    -----------
       Net current                        1,859,000      (43,000)     1,816,000
                                        -----------    ---------    -----------
   Long-term:
     Net operating loss carryforward      5,289,000            -      5,289,000
     Alternative minimum tax
       credit carryforward                  246,000            -        246,000
     Accelerated depreciation                     -      (64,000)       (64,000)
                                        -----------    ---------    -----------
       Total long-term                    5,535,000      (64,000)     5,471,000
     Valuation allowance                   (345,000)           -       (345,000)
                                        -----------    ---------    -----------
     Net long-term                        5,190,000      (64,000)     5,126,000
                                        -----------    ---------    -----------
     Net                                $ 7,049,000    $(107,000)   $ 6,942,000
                                        ===========    =========    ===========

                                                   2001
                                  ----------------------------------------
                                                  Deferred
                                   Deferred         Tax
                                  Tax Assets     Liabilities       Total
                                  -----------    -----------    -----------
   Current :
     Inventories                  $ 1,484,000    $         -    $ 1,484,000
         Non-deductible accrual       330,000              -        330,000
           Prepaid expenses                 -        (42,000)       (42,000)
                                  -----------    -----------    -----------
        Total current               1,814,000        (42,000)     1,772,000
      Valuation allowance            (433,000)             -       (433,000)
                                  -----------    -----------    -----------
     Net current                    1,381,000        (42,000)     1,339,000
                                  -----------    -----------    -----------
   Long-term:
     Net operating loss
       carryforward                 5,818,000              -      5,818,000
     Alternative minimum tax
       credit carryforward            240,000              -        240,000
     Other                              1,000         (8,000)        (7,000)
                                  -----------    -----------    -----------
       Total long-term              6,059,000         (8,000)     6,051,000
     Valuation allowance           (3,226,000)             -     (3,226,000)
                                  -----------    -----------    -----------
     Net long-term                  2,833,000         (8,000)     2,825,000
                                  -----------    -----------    -----------
     Net                          $ 4,214,000    $   (50,000)   $ 4,164,000
                                  ===========    ===========    ===========

   The valuation allowance of $349,000 and $3,659,000 at December 31, 2002 and December 31, 2001, respectively, represents a provision for uncertainty as to the realization of certain deferred tax assets, including net operating loss carryforwards in certain jurisdictions. The change during 2002 in the deferred tax valuation allowance primarily relates to the utilization of net operating loss carryforwards. The Company has recognized that it is more likely than not that the future tax benefits for the realization of U.S. tax credits and net operating loss carryforwards will be fully utilized as a result of current and anticipated future income. However, the Company has also recognized that it is more likely than not that the future tax benefits for the realization of state net operating loss carryforwards for PGI will not be realized as a result of future income. Accordingly, the valuation allowance of $349,000, relating to subsidiary PGI, reflects the lower than anticipated net deferred tax asset utilization.

   The Company has net operating loss carryforwards for federal income tax purposes at December 31, 2002 of approximately $13,779,000 that expire as follows: $4,066,000 in 2009, $1,251,000 in 2010,
   $2,422,000 in 2018, $3,537,000 in 2019, $1,356,000 in 2020 and
   $1,147,000 in 2021. The Company also has approximately $246,000 of alternative minimum tax credit carryforwards available to offset future federal income taxes.

7.      EMPLOYEE BENEFIT PLANS
        ----------------------
   Savings Plan - The Company has a profit-sharing/401(k) retirement plan (the "Plan") which covers substantially all employees.
   Company contributions are discretionary and are determined annually based on profits. The Plan allows for an employee pay conversion feature whereby each eligible employee may contribute up to 15% of their total pay. The Company's provision pursuant to the Plan amounted to $81,000, $80,000, and $81,000 in 2002, 2001 and 2000,
   respectively.

   Performance Based Bonus Plan - The Company has a bonus plan that provides for additional compensation to certain executive officers. The bonus is payable upon the attainment of certain financial targets that are approved by the Board of Directors, and is calculated as a specified percentage of the officer's current base salary. The Company recorded a bonus provision of $250,000, $350,000 and $300,000 for 2002, 2001 and 2000, respectively.


8. STOCK OPTIONS
   -------------
   The Company has a Stock Option and Performance Award Plan ("SOPA") under which 500,000 shares of common stock are reserved for issuance under options to be granted for periods not to exceed ten years at an exercise price not less than the fair market value of the shares at the date of grant. They are exercisable at a cumulative rate of 25% in each of the first four years subsequent to the applicable grant. Options have been granted for 438,489 shares under this plan as of December 31, 2002.

   Under separate plans, certain of the Company's outside directors have been granted options to purchase shares of common stock at exercise prices of 85% of the fair market value of such shares at date of grant. Such options are exercisable at any time during the term of ten years or within one year after termination of service as a director. The Company has reserved 300,000 shares of common stock for issuance under these plans.

   A summary of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the year ended on those dates is presented below:


                                    2002                          2001                               2000
                          -----------------------------  ------------------------------  --------------------------------
                                            Weighted                        Weighted                           Weighted
                                  Weighted   Average             Weighted    Average                Weighted   Average
                          Options  Average  Fair Value  Options   Average   Fair Value   Options     Average  Fair Value
                           for    Exercise  at Grant     for      Exercise   at Grant      for      Exercise   at Grant
                          Shares    Price    Date       Shares     Price      Date       Shares      Price       Date
                          -----------------------------  ------------------------------  --------------------------------
 Outstanding at
  beginning of year      447,795    $1.91                333,512    $2.17                312,858      $2.20
 Granted
    Price = fair value   134,000    $2.98    $2.72        60,500    $1.66    $1.56        37,000      $1.53      $1.45

    Price < fair value    17,766    $2.53    $3.01        62,283    $0.72    $0.74        19,254      $2.34      $2.77

  Exercised               (7,386)   $1.37                      -                               -

  Canceled                (7,625)   $2.73                 (8,500)   $1.71                (35,600)     $1.89
                         -------                         -------                         -------
  Outstanding at end
   of year               584,550    $2.17                447,795    $1.91                333,512      $2.17
                         =======                         =======                         =======
  Options exercisable
   at December 31:

  Director options       146,061     $1.64               128,295    $1.52                 66,012      $2.27

  Employee options       209,989     $2.29               156,500    $2.53                107,500      $2.86
                         -------                         -------                         -------
  Total                  356,050     $2.02               284,795    $2.07                173,512      $2.64
                         =======                         =======                         =======

  The following table summarizes information about stock options outstanding at December 31, 2002:

                                                Options Outstanding                           Options Exercisable
                                -----------------------------------------------------    -----------------------------
                                                   Weighted
                                                    Average             Weighted                         Weighted
                                 Number            Remaining             Average          Number          Average
                                Outstanding     Contractual Life       Exercise Price    Outstanding   Exercise Price
                                -----------------------------------------------------    -----------------------------
  Range of Exercise Prices

  $0.72    --  $1.75            311,300                 7.25              $1.35          216,800          $1.25

  $2.34    --  $4.46            256,250                 7.43              $2.94          122,250          $2.91

  $5.50    --  $5.50             17,000                 0.72              $5.50           17,000          $5.50
                               --------                                                  -------
                                584,550                 7.14              $2.17          356,050          $2.02
                               ========                                                  =======

  For purposes of SFAS 123, the weighted average fair value of the options granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  2002       2001        2000
                                --------    -------     -------
   Expected life (years)          10.0        10.0        10.0

   Risk-free interest rate        5.51%      5.00%        5.71%

   Dividend rate                     0%          0%          0%

   Expected volatility           99.16%     111.42%     106.63%

  The pro forma disclosure required by SFAS 123 is presented in tabular format in Note 1.

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------
   Leasing Arrangements - The Company is obligated under several non-cancelable operating leases covering land, office facilities and equipment. The corporate headquarters resides upon land under a lease which provides for minimum rentals through 2086. Minimum rentals are subject to increases based on the annual consumer price index. Future minimum lease payments under all operating leases with an initial or remaining non-cancelable lease term of more than one year at December 31, 2002 are as follows:

       Year Ending December 31,
       -----------------------
       2003       $   182,000
       2004           103,000
       2005           103,000
       2006            85,000
       2007            33,000
       Thereafter   2,576,000
                  -----------
       Total      $ 3,082,000
                  ===========

   Aggregate rental expense under operating leases amounted to $317,000, $413,000, and $428,000 in 2002, 2001 and 2000,
   respectively.

   The Company leases excess office space at its Hope Hull facility to a non-related tenant on a month-to-month basis. In 2001 and 2000, additional space was leased to a party related through certain common ownership resulting in rental income of $32,000 (2001) and $96,000 (2000). Aggregate rental income for excess office space amounted to $106,000, $126,000, and $187,000 in 2002, 2001 and 2000,
   respectively


   Litigation - The Company is a claimant in a lawsuit in the U.S. District Court, Eastern District of New York against former officers, directors, and employees of PGI and against two competitors of Miltope and PGI. The complaint alleges damages based on breach of fiduciary duties by the former officers and directors, theft of trade secrets, violations of the Lanham Act, conspiracy to commit these violations and other claims. The corporate defendants answered the complaint, denied the claims against them but have not filed any counterclaims. The individual defendants who were former officers and directors of Miltope and PGI have filed counterclaims. The Company believes that such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

   In addition, the Company, from time to time, is a party to pending or threatened legal proceedings and arbitration in the ordinary course of business. Based upon information currently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the consolidated financial statements.

   Claims - From time to time the Company may have certain of its contracts subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at December 31, 2002, the Company believes that any additional costs evolving from these negotiations would not be material to the consolidated financial statements.

   Product Warranties - In accordance with FIN 45, the Company's warranty reserve activity is reflected in the table below:

            -----------------------------------------------------------------
                                     Additions
                      Balance at     Charged to
            Year      Beginning      Costs and                  Balance at
                      of Period      Expenses     Deductions   End of Period
            -----------------------------------------------------------------
            2002      $ 541,000    $ 1,438,000    $ 1,228,000    $  751,000
            2001        230,000        883,000        572,000       541,000
            2000        125,000        697,000        592,000       230,000

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

                                                                                         General
   2002                                Military/Rugged    Commercial    Eliminations    Corporate       Consolidated
   -----                               ---------------    -----------   ------------    -----------     ------------
   Net sales from external customers    $ 40,466,000      $ 8,886,000   $  (882,000)                    $ 48,470,000
                                        ============      ===========   ============                    ============
   Segment operating income             $    766,000      $ 2,033,000   $         -                     $  2,799,000
                                        ============      ===========   ============                    ============
   Other income (expense)               $          -      $         -   $         -     $  (598,000)    $   (598,000)
                                         ===========      ===========   ============    ===========     ============
   Income (loss) before income taxes    $    766,000      $ 2,033,000   $         -     $  (598,000)    $  2,201,000
                                        ============      ==========    ============    ===========     ============
   Identifiable assets                  $ 20,240,000      $ 4,824,000   $         -     $ 7,920,000     $ 32,984,000
                                        ============      ==========    ============    ===========     ============
   Capital expenditures                 $    743,000      $   253,000                                   $    996,000
                                        ============      ===========                                   ============
   Depreciation and amortization        $    900,000      $    34,000   $         -                     $    934,000
                                        ============      ===========   ============                    ============


                                                                                         General
   2001                                Military/Rugged    Commercial    Eliminations    Corporate       Consolidated
   -----                               ---------------    -----------   ------------    -----------     ------------
   Net sales from external customers    $ 34,314,000      $11,156,000   $   (221,000)                   $ 45,249,000
                                        ============      ===========   ============                    ============
   Segment operating income (loss)      $(2,927,000)      $ 1,392,000   $     (7,000)                   $ (1,542,000)
                                        ============      ===========   ============                    ============
   Other income (expense)               $         -       $         -   $          -    $  (735,000)    $   (735,000)
                                        ============      ===========   ============    ===========     ============
   Income (loss) before income taxes    $(2,927,000)      $ 1,392,000   $     (7,000)   $  (735,000)    $ (2,277,000)
                                        ============      ===========   ============    ===========     ============
   Identifiable assets                  $17,330,000       $ 7,094,000   $      7,000    $ 6,163,000     $ 30,594,000
                                        ============      ===========   ============    ===========     ============
   Capital expenditures                 $   178,000       $    69,000                                   $    247,000
                                        ============      ===========                                   ============
   Depreciation and amortization        $   943,000       $    85,000    $     7,000                    $  1,035,000
                                        ============      ===========   ============                    ============

                                                                                         General
   2000                                Military/Rugged    Commercial    Eliminations    Corporate       Consolidated
   -----                               ---------------    -----------   ------------    -----------     ------------
   Net Sales from external customers    $28,011,000       $12,972 000   $   (253,000)                   $ 40,730 000
                                        ============      ===========   ============                    ============
   Segment operating income (loss)      $ (1,379,000)     $ 1,311,000   $   (146,000)                   $   (214,000)
                                        ============      ===========   ============                    ============
   Other income (expense)               $          -      $         -   $          -    $(1,217,000)    $ (1,217,000)
                                        ============      ===========   ============    ===========     ============
   Income (loss) before income taxes    $ (1,379,000)     $ 1,311,000   $   (146,000)   $(1,217,000)    $ (1,431,000)
                                        ============      ===========   ============    ===========     ============
   Identifiable assets                  $ 18,675,000      $ 8,727,000   $      7,000    $ 8,206,000     $ 35,615,000
                                        ============      ===========   ============    ===========     ============
   Capital expenditures                 $    112,000      $    63,000                                   $    175,000
                                        ============      ===========                                   ============
   Depreciation and amortization        $    883,000      $   330,000   $    147,000                    $  1,360,000
                                        ============      ===========   ============                    ============

   In 2002, 2001 and 2000, foreign sales accounted for 0.1%,1%, and 9%, respectively, of the military/rugged segment net sales and 28%, 21%, and 14%, respectively, of the commercial segment net sales.

   During 2002, 2001 and 2000, the United States Government accounted for 68%, 63%, and 52% of consolidated net sales of the Company, respectively.


11.UNAUDITED QUARTERLY FINANCIAL DATA
   ----------------------------------
   Summarized unaudited quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

                                                              Thirteen Weeks Ended
                                        ------------------------------------------------------------
                                          March 31,      June 30,       September 29,   December 31,
                                            2002           2002             2002            2002
                                        -----------    ------------     ------------    ------------
     Net sales                          $ 9,354,000    $ 11,053,000     $ 12,784,000    $ 15,279,000
                                        ===========    ============     ============    ============
     Gross profit                       $ 2,775,000    $  2,146,000     $  2,299,000    $  3,393,000
                                        ===========    ============     ============    ============

     Net income      $                   1,172,000     $   477,000      $    326,000    $  2,688,000*
                                        ===========    ============     ============    ============
     Basic net income per share               $.20            $.08            $.06              $.46*
                                              ===             ===             ===               ====
     Diluted net income per share             $.20            $.08            $.05              $.44*
                                              ====            ===             ====              ====


                                                            Thirteen Weeks Ended
                                       ---------------------------------------------------------------
                                          April 1,         July 1,     September 30,    December 31,
                                            2001            2001           2001              2001
                                        -----------    ------------     -----------     ------------
     Net sales                          $ 9,993,000    $ 11,387,000     $12,551,000     $ 11,318,000
                                        ===========    ============     ===========     ============
     Gross profit                       $ 1,615,000    $ 1,589,000      $ 1,440,000     $  1,197,000
                                        ===========    ============     ===========     ============
     Net loss                           $ (311,000)    $  (433,000)     $  (443,000)    $ (1,090,000)
                                        ===========    ============     ===========     ============
     Basic and diluted net loss
        per share                            $(.05)         $(.08)            $(.08)           $(.18)
                                              ====            ===             =====             ====

* - During the 4th quarter of 2002, as discussed in Note 6, the Company reversed $3,310,000 of the valuation allowance against deferred tax assets.

12.RELATED PARTY TRANSACTIONS

   During 2002 and 2001, the Company recorded no sales to entities that are affiliated through certain common ownership. Sales to those entities in 2000 were $14,000. There were no receivables on those sales at December 31, 2002 or 2001. During 2002, 2001 and 2000, the Company received consulting and management services from a company affiliated through common ownership. Fees for such services in the amount of $100,000, $91,000 and $72,000, respectively, are included in selling, general and administrative expenses. Accrued expenses for such fees were $944,000 and $1,040,000 as of December 31, 2002 and December 31, 2001,
   respectively.

                              Schedule II

                 Miltope Group, Inc. and Subsidiaries
            Valuation and Qualifying Accounts and Reserves
         For the Years Ended December 31, 2002, 2001, and 2000

---------------------------------------------------------------------------------
                                      Additions
                        Balance at    Charged to
                        Beginning     Costs and                     Balance at
   Description          of Period     Expenses      Deductions      End of Period
---------------------------------------------------------------------------------
        2002
        ----
Accrued Warranty Costs  $  541,000    $ 1,438,000   $ 1,228,000     $   751,000

Accrued Obsolescence     2,480,000      1,213,000     1,722,000       1,971,000

Doubtful Receivables       315,000        351,000       412,000         254,000

        2001
        ----
Accrued Warranty Costs  $  230,000    $   883,000   $   572,000     $  $541,000

Accrued Obsolescence     1,913,000      1,583,000     1,016,000       2,480,000

Doubtful Receivables       570,000        345,000       600,000         315,000

        2000
        ----
Accrued Warranty Costs  $  125,000    $   697,000       592,000     $   230,000

Accrued Obsolescence       710,000      1,319,000       116,000       1,913,000

Doubtful Receivables       546,000        182,000       158,000         570,000


                     INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 2-97977, No. 33-8245, No. 33-78744 and No. 33-65233 of Miltope
Group Inc. on Forms S-8 of our report dated February 28, 2003, appearing in this Annual Report on Form 10-K of Miltope Group Inc. for the year ended December 31, 2002.


/s/Deloitte & Touche LLP
   --------------------
Birmingham, Alabama
March 28, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILTOPE GROUP INC.

March 18, 2003                          -----------------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 18, 2003                          -----------------------------------
                                        Thomas R. Dickinson
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)


March 18, 2003                          ------------------------------------
                                        Tom B. Dake
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Accounting Officer)


March 18, 2003                          ------------------------------------
                                        William L. Dickinson
                                        Director

March 18, 2003                          ------------------------------------
                                        William Mustard
                                        Director

March 18, 2003                          ------------------------------------
                                        Henry Guy
                                        Director

March 18, 2003                          ------------------------------------
                                        Jerry O. Tuttle
                                        Director

                         CERTIFICATIONS

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas R. Dickinson, certify that:

1. I have reviewed this annual report on Form 10-K of Miltope
   Group, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
   14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003               /s/ Thomas R. Dickinson
                                    ------------------------------------
                                    President and Chief Executive Officer

                         CERTIFICATIONS

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Tom B. Dake, certify that:

1.   I have reviewed this annual report on Form 10-K of Miltope
     Group, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003          /s/ Tom B. Dake
                               ------------------------------------------
                               Vice-President and Chief Financial Officer