Form 10-Q
period 2003-03-30
MILTOPE GROUP INC
filed 2003-05-14
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


  For the Quarter Ended
    March 30, 2003                     Commission File Number 0-13433
---------------------------


                          MILTOPE GROUP INC.
-----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


            Delaware                               11-2693062
------------------------------------------   ------------------------
   (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)
Identification No.)

    3800 Richardson Road South
        Hope Hull, AL                                  36043
----------------------------------         --------------------------
    (Address of principal                             (Zip Code)
     executive offices)

   Registrant's telephone number, including area code (334) 284-8665
                                                     ----------------
                            Not Applicable
---------------------------------------------------------------------

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

    Yes   X                  No
        ------
     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes           No   X
                                                  -----       -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at May 1, 2003: 5,884,909 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                     March 30,     December 31,
ASSETS                                 2003           2002
CURRENT ASSETS:
 Cash                               $   155,000   $     589,000
 Accounts receivable, net             8,066,000       7,799,000
 Inventories                         12,010,000      11,527,000
 Deferred income taxes                1,516,000       1,816,000
 Other current assets                   365,000         371,000
                                    -----------   -------------
      Total current assets           22,112,000      22,102,000
                                    -----------   -------------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment              7,801,000       7,625,000
 Furniture and fixtures               1,520,000       1,526,000
 Land, building and improvements      6,093,000       6,246,000
                                    -----------   -------------
      Total property and equipment   15,414,000      15,397,000
 Less accumulated depreciation        9,667,000       9,659,000
                                    -----------   -------------
      Property and equipment -net     5,747,000       5,738,000
                                    -----------   -------------
DEFERRED INCOME TAXES                 5,126,000       5,126,000
OTHER ASSETS                            432,000         437,000
                                    -----------   -------------
TOTAL                               $33,417,000   $  33,403,000
                                    ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                   $ 6,323,000   $   7,573,000
 Accrued expenses                     2,362,000       2,061,000
 Short-term debt                        490,000         515,000
 Current maturities of long-term debt 1,498,000       1,781,000
                                    -----------   -------------
      Total current liabilities      10,673,000      11,930,000
LONG-TERM DEBT                        7,982,000       7,216,000
OTHER LIABILITIES                       945,000         945,000
                                    -----------   -------------
     Total liabilities               19,600,000      20,091,000
                                    -----------   -------------
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
  20,000,000 shares authorized;
  6,811,112 shares outstanding           68,000          68,000

Capital in excess of par value       24,519,000
                                                     24,519,000
Retained earnings                     3,363,000       2,858,000
                                    -----------   -------------
                                     27,950,000      27,445,000
Less treasury stock at cost          14,133,000      14,133,000
                                    -----------   -------------
     Total stockholders' equity      13,817,000      13,312,000
                                    -----------   -------------
TOTAL                               $33,417,000   $  33,403,000
                                    ===========   =============

See Notes to Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                            Thirteen Weeks Ended
                                            ----------------------
                                            March 30,   March 31,
                                              2003         2002
                                          ------------  -----------
NET SALES                                 $ 15,811,000  $ 9,354,000
                                          ------------  -----------
COSTS AND EXPENSES:
  Cost of sales                             12,677,000    6,579,000

    Selling, general and administrative      2,105,000    1,186,000

  Engineering, research and development        108,000      313,000
                                          ------------  -----------
   Total                                    14,890,000    8,078,000
                                          ------------  -----------
INCOME FROM OPERATIONS                         921,000    1,276,000
OTHER INCOME (EXPENSE):
 Interest expense                             (116,000)    (114,000)

  Interest income                                    -       10,000
                                          ------------  -----------
        Total                                 (116,000)    (104,000)
                                          ------------  -----------
INCOME BEFORE INCOME TAXES                     805,000    1,172,000
INCOME TAXES                                   300,000            -
                                          ------------  -----------
NET INCOME                                $    505,000  $ 1,172,000
                                          ============  ===========
NET INCOME PER SHARE
  BASIC                                   $       0.09  $      0.20
                                          ============  ===========
  DILUTED                                 $       0.08  $      0.20
                                          ============  ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
  BASIC                                      5,879,179    5,871,523
                                          ============  ===========
  DILUTED                                    6,102,766    5,871,523
                                          ============  ===========


See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                              (unaudited)

                                                                 March 30,    March 31,
                                                                    2003         2002
                                                                ----------   -----------
OPERATING ACTIVITIES:
Net income                                                      $  505,000   $ 1,172,000
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                    226,000       223,000

  Provision for slow-moving and obsolete inventories               150,000       300,000

  Provision for doubtful accounts  receivable                        8,000       303,000

  Deferred income taxes                                            300,000             -

  Change in operating assets and liabilities:
        Accounts receivable                                       (275,000)    2,400,000
        Inventories                                               (633,000)     (168,000)
        Other current assets                                         6,000        50,000
        Other assets                                                (2,000)        1,000
        Accounts payable and accrued expenses                     (949,000)   (3,267,000)
                                                                ----------   -----------
          Net cash provided by (used in) operating activities     (664,000)    1,014,000
                                                                ----------   -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                              (228,000)     (181,000)
                                                                ----------   -----------
      Net cash used in investing activities                       (228,000)     (181,000)
                                                                ----------   -----------
FINANCING ACTIVITIES:
  Proceeds from line of credit                                   5,519,000             -
  Payments of long-term debt                                    (5,061,000)     (514,000)
                                                                ----------   -----------
      Net cash provided by (used in) financing activities          458,000      (514,000)
                                                                ----------   -----------
NET INCREASE (DECREASE) IN CASH                                   (434,000)      319,000

CASH, BEGINNING OF PERIOD                                          589,000     1,120,000
                                                                ----------   -----------
CASH, END OF PERIOD                                                155,000     1,439,000
                                                                ==========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW
INFORMATION:
   Cash payments made for:
    Income taxes                                                $   83,000   $   29,000
                                                                ==========   ===========
    Interest                                                    $   66,000   $   51,000
                                                                ==========   ===========







See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of March 30, 2003 and December 31, 2002 and the results of operations and cash flows for the thirteen weeks ended March 30, 2003 and March 31, 2002. All amounts presented have been rounded to the nearest thousand.

The results for the thirteen weeks ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      Stock Based Compensation - At March 30, 2003, the Company has two stock based compensation plans which are described more fully in Note 8 to the Company's Financial Statements presented in the Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as this amount is insignificant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                         March 30,    March 31,
                                           2003         2002
                                        ----------   -----------
Net income (loss), as reported:         $  505,000   $ 1,172,000
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                 (25,000)      (19,000)
                                        ----------   -----------
Pro forma net income                    $  480,000     1,153,000
                                        ==========   ===========
Basic net income (loss) per share:
 As reported                            $     0.09        $ 0.20
 Pro forma                              $     0.08        $ 0.20

Diluted net income (loss) per share:
 As reported                            $     0.08         $0.20
 Pro forma                              $     0.08         $0.20


For purposes of SFAS 123, the weighted average fair value of the options granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                              March 30,     March 31,
                               2003           2002
                             ----------     ---------
Expected life (years)          10.0             10.0

Risk-free interest rate        5.51%            5.00%

Dividend rate                     0%               0%

Expected volatility           99.16%          111.42%


      Net Income Per Share - Basic and diluted earnings per share are computed by dividing the net income by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Options that could potentially dilute basic net income per share in the future were included in the computation of diluted net income per share for the thirteen weeks ending March 30, 2003, as detailed below:

                                      Thirteen Weeks Ended
                                      ----------------------
                                      March 30,    March 31,
                                        2003         2002
                                      ---------   ----------
Weighted average common
 shares outstanding - basic           5,879,179    5,871,523

Dilutive effect of  stock options       223,587            -
                                      ---------   ----------
Weighted average  common
 shares outstanding - diluted         6,102,766    5,871,523
                                      =========    =========

     All options that would have an anti-dilutive effect on net income per share if exercised were excluded from the computation of diluted net income per share. Anti-dilutive options for the thirteen weeks ended March 30, 2003 and March 31, 2002 were 31,393 and 447,795, respectively.


2.   Inventories - Net - Inventories consist of the following:

                            March 30,       December 31,
                               2003            2002
                           -----------      ------------
Purchased parts and
  Subassemblies            $ 9,382,000      $ 8,578,000

Work-in-process              2,628,000        2,949,000
                           -----------      -----------
Total                      $12,010,000      $11,527,000
                           ===========      ===========

Inventories include a reserve for slow-moving and obsolete items of $1,055,000 and $1,971,000 at March 30, 2003 and December 31, 2002,
respectively.

3. Income Taxes - The Company recognized tax expense at the estimated effective statutory rate for the thirteen week period ended March 30, 2003. However, the Company does not have a tax payment liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense has been recorded for the thirteen weeks ended March 31, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

4.   Contingencies:


     Litigation - As noted in the Company's Form 10K for the year ended December 31, 2002, the Company is a claimant in a lawsuit in the U.S. District Court, Eastern District of New York against former officers, directors, and employees of PGI and against two competitors of Miltope and PGI. The complaint alleges damages based on breach of fiduciary duties by the former officers and directors, theft of trade secrets, violations of the Lanham Act, conspiracy to commit these violations and other claims. The corporate defendants answered the complaint, denied the claims against them but have not filed any counterclaims. The individual defendants who were former officers and directors of Miltope and PGI have filed counterclaims. The Company believes that such litigation and claims will be resolved without a material effect on the Company's financial position, results of operations, or cash flows.

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

     Claims - From time to time the Company may have certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at March 30, 2003, the Company believes that any additional costs evolving from these negotiations w ould not be material to the consolidated financial statements.

5.   Segment  Information -  The  Company's  reportable  segments   are
organized around its two main products and services segments, Military/
Rugged  and  Commercial.   Through  its  military/rugged  segment,  the
Company is engaged in the design, manufacture and testing of computer and computer peripheral equipment for military and other specialized applications requiring reliable operations in severe land, sea and
airborne  environments.    These  products  are  generally  sold by the
Company's business development group through the federal government bid
process.       The  Company's  commercial  segment  designs,  develops,
manufactures and markets commercial computer related products primarily for transportation, telecommunications and in-field maintenance markets. These products are sold through an established network of marketing representatives and Company employed sales people to a broad base of
customers both international and domestic.   The accounting policies of
the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form
10-K.    The Company's determination of segment operating profit (loss)
does not reflect other income (expense) or income taxes.

Thirteen Weeks Ended March 30, 2003 and March 31, 2002


                                                                                    General
March 30, 2003                          Military/Rugged  Commercial  Eliminaions   Corporate   Consolidated
---------------------------------       ---------------  ----------  -----------   ----------  ------------
                                                                                   C>
Net sales from external customers        $ 13,905,000    $1,906,000                            $15,811,000

Segment operating income                 $    531,000    $  390,000                            $   921,000

Other income (expense)                   $          -    $        -  $         -  $ (116,000)  $  (116,000)

Income (loss)before income taxes         $    531,000    $  390,000  $         -  $ (116,000)  $   805,000


Identifiable assets                      $ 20,219,000    $5,604,000               $7,594,000   $33,417,000

Capital expenditures                     $    200,000    $   28,000                            $   228,000

Depreciation and amortization            $    214,000    $   12,000                            $   226,000


                                                                                    General
March 31, 2002                          Military/Rugged  Commercial  Eliminaions   Corporate   Consolidated
---------------------------------       ---------------  ----------  -----------   ----------  ------------

Net sales from external customers        $  6,088,000    $3,266,000                            $ 9,354,000

Segment operating income                 $    671,000    $  605,000                            $ 1,276,000

Other income (expense)                   $          -    $        -  $         -   $ (104,000) $(  104,000)

Income (loss) before income taxes        $    671,000    $  605,000  $         -   $ (104,000) $ 1,172,000

Identifiable assets                      $ 14,271,000    $7,284,000                $6,430,000  $27,985,000

Capital expenditures                     $    114,000    $   67,000                            $   181,000

Depreciation and amortization            $    219,000    $    4,000                            $   223,000



                                                                                    General
December 31, 2002                       Military/Rugged  Commercial  Eliminaions   Corporate   Consolidated
---------------------------------       ---------------  ----------  -----------   ----------  ------------
Identifiable assets                      $ 20,240,000    $4,824,000  $         -   $8,339,000  $33,403,000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion includes certain forward looking statements which are affected by important factors including, but not limited to, actions of competitors, termination of contracts at the convenience of the United States government, customer funding variations in connection with multi-year contracts and follow-on options that could cause actual results to differ materially from such forward looking statements.

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

GENERAL

      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen weeks ended March 30, 2003, as compared to the thirteen weeks ended March 31, 2002.


RESULTS OF OPERATIONS

Thirteen weeks ended March 30, 2003 compared to thirteen weeks ended March 31, 2002

      Net sales for the thirteen weeks ended March 30, 2003 (first quarter of 2003) were $15,811,000 compared to net sales for the thirteen weeks ended March 31, 2002 (first quarter of 2002) of $9,354,000. Military sales increased in the first quarter of 2003 to $13,905,000 as compared to $6,088,000 in the first quarter of 2002. Commercial sales decreased in the first quarter of 2003 to $1,906,000 from $3,266,000 in the first quarter of 2002. The 128.4% increase in military sales year to year was primarily the result of $9,571,000 in revenue attributable to the full ramped up production level of the TSC-750 under the Maintenance Support Device ("MSD") contract partially offset by the loss of $4,768,000 in revenue attributable to the SPORT program, a five-year hand-held computer contract completed in June 2002. The 41.6% decrease in commercial sales is directly attributable to decreased orders from the commercial airline industry primarily caused by the current uncertainty plaguing that industry segment.

      The gross margin percentage for the first quarter of 2003 was 19.8% compared to 29.7% for the same period in 2002. This decrease is largely due to a shift in product mix from the higher margin revenue generated by the commercial airborne products to the lower margin revenue generated by the MSD contract products.

     Selling, general and administrative expenses for the first quarter of 2003 increased 77.5% from the first quarter of 2002, to $2,105,000. These expenses as a percent of sales were 13.3% in the first quarter of 2003 compared to 12.7% for the similar period in 2002. The increase as a percent of sales is primarily attributable to increased legal expenses in the first quarter of 2003 related to the litigation described in Note 4.

      Company funded engineering, research and development expenses for the first quarter of 2003 decreased to $108,000 from $313,000 in the first quarter of 2002. These expenses as a percent of sales were 0.7% in the first quarter of 2003 and 3.3% in 2002. The decrease is primarily attributable to an increase in customer funded development projects which utilized engineering resources that would have been used on Company funded development projects. Most of the customer funded development projects continue to generate revenue and therefore all costs associated with these revenues are included in the Cost of Sales line.

      Interest expense was $116,000 in the first quarter of 2003 compared to $114,000 for the similar period in 2002. This increase is a result of a higher variable cost of debt under the terms of the Company's new credit agreement entered into in January 2003 and an increased level of debt due to working capital requirements in the first quarter of 2003.

      The Company had no interest income in the first quarter of 2003 compared to $10,000 for the similar period in 2002, as a result of the terms of the new credit agreement.

      The Company recognized tax expense at the estimated effective statutory rate for the thirteen week period ended March 30, 2003. However, the Company does not have a tax payment liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense has been recorded for the thirteen weeks ended March 31, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

      The consolidated net income for the first quarter of 2003 was $505,000 compared to net income of $1,172,000 in the first quarter of 2002. The basic net income per share was $0.09 for the first quarter of 2003 based on the weighted average of 5,879,179 shares outstanding. The diluted net income per share was $0.08 based on a diluted weighted average of 6,102,766 shares outstanding. The basic and diluted net income per share was $0.20 for the similar period in 2002 based on a weighted average of 5,871,523 shares of the Company's common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $11,439,000 at March 31, 2003 compared to $10,172,000 at December 31, 2002. Accounts receivable increased $267,000 as a result of increased sales in March of 2003 versus sales in December of 2002. Inventory levels increased $483,000 compared to December 31, 2002 balances as the Company prepared for increased production demands in the 2nd quarter of 2003. Accounts payable decreased $1,250,000 as the Company utilizes its increased cash availability to improve payment terms. Current maturities of long-term debt decreased $283,000 reflecting the current status on certain of the Company's debt instruments.

      Capital expenditures totaled $228,000 for the first three months of 2003 compared to $181,000 in the first three months of 2002. The increase in 2003 over 2002 is due to continued upgrades in the technological infrastructure of the Company. The Company expects capital expenditures for the full year 2003 to be approximately $450,000. Depreciation and amortization expense for the first three months of 2003 totaled $226,000 compared to $223,000 for the first three months of 2002. Depreciation and amortization expense for the remainder of 2003 is expected to be approximately $650,000.

    In January of 2003, the Company entered into a new creditagreement with Citizen's Business Credit ("Citizen's") that will provide up to $8,000,000 of financing under a revolving line of credit over an initial three-year period. The initial proceeds of this line of credit were used to pay down $4,700,000 of the $5,700,000 balance due under the existing credit facility provided by its former primary lender. The Company entered into an agreement with its former primary lender to amortize the remaining $1,000,000 balance of the existing line of credit over the next twelve months. The Company anticipates that this new line of credit and cash generated internally will provide adequate funding to meet its cash flow needs for the year ended December 31, 2003. The agreement includes various provisions requiring the maintenance of certain financial ratios and certain other limitations. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

CRITICAL ACCOUNTING POLICIES


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

Deferred Taxes - The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. In 2002, the Company eliminated the valuation allowance against its deferred tax assets.

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

     The  Company  has  a  revolving  credit  loan  and  an  Industrial
Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. A 10% increase in interest rates (from 4.8% to 5.3%) would affect the Company's variable debt obligations and could potentially reduce future earnings by a maximum of approximately $50,000 per year.


Item 4.  Controls and Procedures

           Evaluation of Disclosure Controls and Procedures
           ------------------------------------------------
     The Company's President/Chief Executive Officer and it's Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 ( c) and 15d-14 ( c)), within 90 days of the filing of this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

                      Change in Internal Controls
                      ---------------------------
     Since the date of the review, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings

   As noted in the Company's Form 10K for the year ending December 31, 2002, the Company is a claimant in a lawsuit in the U.S. District Court, Eastern District of New York against former officers, directors, and employees of PGI and against two competitors of Miltope and PGI. The complaint alleges damages based on breach of fiduciary duties by the former officers and directors, theft of trade secrets, violations of the Lanham Act, conspiracy to commit these violations and other claims. The corporate defendants answered the complaint, denied the claims against them but have not filed any counterclaims. The individual defendants who were former officers and directors of Miltope and PGI have filed counterclaims. The Company believes that such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

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



                                   MILTOPE GROUP INC.




                                  By:  /s/ Tom B. Dake
                                     -------------------------------
                                     Tom B. Dake,
                                     Vice  President Finance and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)


Dated:  May 14, 2003