Form 10-Q
period 2003-06-29
MILTOPE GROUP INC
filed 2003-08-13
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

  For the Quarter
Ended June 29, 2003                      Commission File Number 0-13433
-------------------

                          MILTOPE GROUP INC.
-----------------------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)



            Delaware                                 11-2693062
-------------------------------------        --------------------------
   (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)            Identification No.)


3800 Richardson Road South
           Hope Hull, AL                                  36043
-----------------------------------          --------------------------
    (Address of principal                             (Zip Code)
     executive offices)


   Registrant's telephone number, including area code (334) 284-8665
                                                     ------------------

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

    Yes      X                   No
          -------
     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes         No   X
                                                 -----       ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at August 7, 2003: 5,908,909 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                                      June 29,     December 31,
ASSETS                                                 2003           2002
------                                              ------------   ------------
CURRENT ASSETS:                                     $     48,000   $    589,000
 Cash
 Accounts receivable, net of allowance of 120,000      7,043,000      7,799,000
    (2003) and $344,000 (2002)
 Inventories                                          13,948,000     11,527,000
 Deferred income taxes                                 1,686,000      1,816,000
 Other current assets                                    343,000        371,000
                                                    ------------   ------------
      Total current assets                            23,068,000     22,102,000
                                                    ------------   ------------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                               7,925,000      7,625,000
 Furniture and fixtures                                1,511,000      1,526,000
 Land, building and improvements                       6,060,000      6,246,000
                                                    ------------   ------------
      Total property and equipment                    15,496,000     15,397,000
 Less accumulated depreciation                         9,878,000      9,659,000
                                                    ------------   ------------
        Property and equipment - net                   5,618,000      5,738,000
                                                    ------------   ------------
DEFERRED INCOME TAXES                                  4,355,000      5,126,000
OTHER ASSETS                                             402,000        437,000
                                                    ------------   ------------
TOTAL                                               $ 33,443,000   $ 33,403,000
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
 Accounts payable                                   $  9,405,000   $  7,573,000

 Accrued expenses                                      1,879,000      2,061,000
 Short-term debt                                         440,000        515,000
 Current maturities of long-term debt                  1,376,000      1,781,000
                                                    ------------   ------------
      Total current liabilities                       13,100,000     11,930,000
LONG-TERM DEBT                                         4,656,000      7,216,000
OTHER LIABILITIES                                        845,000        945,000
                                                    ------------   ------------
      Total liabilities                               18,601,000     20,091,000
                                                    ------------   ------------
CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value;
20,000,000 shares                                         68,000         68,000
  authorized; 6,811,112 shares outstanding
Capital in excess of par value                        24,519,000     24,519,000
Retained earnings                                      4,297,000      2,858,000
                                                    ------------   ------------
                                                      28,884,000     27,445,000
Less treasury stock at cost                           14,042,000     14,133,000
                                                    ------------   ------------
     Total stockholders' equity                       14,842,000     13,312,000
                                                    ------------   ------------
TOTAL                                               $ 33,443,000   $ 33,403,000
                                                    ============   ============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                            Thirteen Weeks Ended
                                         ----------------------------
                                            June 29,        June 30,
                                              2003            2002
                                         ------------    ------------

NET SALES                                $ 17,790,000    $ 11,053,000
                                         ------------    ------------
COSTS AND EXPENSES:
  Cost of sales                            13,822,000       8,907,000
  Selling, general and administrative       2,138,000       1,264,000
  Engineering, research and development       120,000         266,000
                                         ------------    ------------
   Total                                   16,080,000      10,437,000
                                         ------------    ------------
INCOME FROM OPERATIONS                      1,710,000         616,000
OTHER INCOME (EXPENSE):
  Interest expense                            (95,000)       (145,000)
  Interest income                               1,000           6,000
                                         ------------    ------------
   Total                                      (94,000)       (139,000)
                                         ------------    ------------
INCOME BEFORE INCOME TAXES                  1,616,000         477,000
INCOME TAXES                                  600,000               -
                                         ------------    ------------
NET INCOME                               $  1,016,000    $    477,000
                                         ===========     ============
NET INCOME PER SHARE
  BASIC                                  $       0.17    $       0.08
                                         ============    ============
  DILUTED                                $       0.17    $       0.08
                                         ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING:
  BASIC                                     5,894,667       5,875,077
                                         ============    ============
  DILUTED                                   6,130,066       6,027,084
                                         ===========     ============



See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                           Twenty-Six Weeks Ended
                                        ----------------------------
                                          June 29,        June 30,
                                            2003            2002
                                        ------------    ------------
NET SALES                               $ 33,601,000    $ 20,407,000
                                        ------------    ------------
COSTS AND EXPENSES:
 Cost of sales                            26,499,000      15,486,000
  Selling, general and administrative      4,243,000       2,450,000
  Engineering, research and development      228,000         579,000
                                        ------------    ------------
   Total                                  30,970,000      18,515,000
                                        ------------    ------------
INCOME FROM OPERATIONS                     2,631,000       1,892,000
OTHER INCOME (EXPENSE):
   Interest expense                         (211,000)       (259,000)
   Interest income                             1,000          16,000
                                        ------------    ------------
     Total                                  (210,000)       (243,000)
                                        ------------    ------------
INCOME BEFORE INCOME TAXES                 2,421,000       1,649,000
INCOME TAXES                                 900,000               -
                                        ------------    ------------
NET INCOME                              $  1,521,000    $  1,649,000
                                        ============    ============
NET INCOME PER SHARE:
  BASIC                                 $        .26    $        .28
                                        ============    ============
  DILUTED                               $        .25    $        .28
                                        ============    ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
  BASIC                                    5,887,009       5,874,149
                                        ============    ============
  DILUTED                                  6,119,445       5,989,674
                                        ============    ============

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2003 AND JUNE 30, 2002
                              (unaudited)

                                                                June 29,        June 30,
                                                                  2003            2002
                                                              ------------   ------------
OPERATING ACTIVITIES:                                         $  1,521,000   $  1,649,000
Net income
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                    445,000        459,000
  Provision for slow-moving and obsolete inventories               335,000        600,000
  Provision for (recovery of) doubtful accounts receivable        (130,000)       345,000
  Deferred income taxes                                            901,000              -
  Loss on sale of property and equipment                             9,000              -
  Change in operating assets and liabilities:
     Accounts receivable                                           886,000     (1,586,000)
     Inventories                                                (2,755,000)      (874,000)
     Other current assets                                           28,000         76,000
     Other assets                                                   (2,000)       219,000
     Accounts payable and accrued expenses                       1,572,000        (28,000)
                                                              ------------   ------------
      Net cash provided by operating activities                  2,810,000        860,000
                                                              ------------   ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                              (319,000)      (827,000)
                                                              ------------   ------------
      Net cash used in investing activities                       (319,000)      (827,000)
                                                              ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                            8,000          9,000

  Net proceeds from line of credit                               5,656,000              -
  Payments of long-term debt                                    (8,696,000)      (926,000)
                                                              ------------   ------------
      Net cash used in financing activities                     (3,032,000)      (917,000)
                                                              ------------   ------------
NET DECREASE IN CASH                                              (541,000)      (884,000)
CASH, BEGINNING OF PERIOD                                          589,000      1,120,000
                                                              ------------   ------------
CASH, END OF PERIOD                                           $     48,000   $    236,000
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW
INFORMATION:
   Cash payments made for:                                    $    137,000   $    173,000
                                                              ============   ============
    Income taxes                                              $    264,000   $    294,000
    Interest                                                  ============   ============


See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain  all  adjustments  necessary (consisting  of  only  normal  and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of June 29, 2003 and December 31, 2002 and the results of operations and cash flows for the twenty-six weeks ended June 29, 2003 and June 30, 2002. All amounts presented have been rounded to the nearest thousand.

The results for the thirteen and twenty-six weeks ended June 29, 2003 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable based on estimates of future undiscounted cash flows without interest charges. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured as the difference between the carrying amount and the fair value of the asset. Assets held for disposal, if any, are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets.

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

      Stock Based Compensation - At June 29, 2003, the Company has two stock based compensation plans which are described more fully in Note 8 to the Company's Financial Statements presented in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as this amount is insignificant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                          Thirteen Weeks Ending
                                        ---------------------------
                                          June 29,       June 30,
                                            2003           2002
                                        ------------    -----------
Net income, as reported:                $  1,016,000    $   477,000

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                 (30,000)       (19,000)
                                        ------------    -----------
Pro forma net income                    $    986,000    $   458,000
                                        ============    ===========
Basic net income per share:

 As reported                            $       0.17    $      0.08

 Pro forma                              $       0.17    $      0.08

Diluted net income per share:

 As reported                            $       0.17    $      0.08

 Pro forma                              $       0.16    $      0.08


                                             Twenty-Six Weeks Ending
                                           ----------------------------
                                             June 29,        June 30,
                                               2003            2002
                                           ------------    ------------
Net income, as reported:                   $  1,521,000    $  1,649,000

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                    (61,000)        (38,000)
                                           ------------    ------------

Pro forma net income                       $  1,460,000    $  1,611,000
                                           ============    ============

Basic net income per share:

 As reported                               $       0.26    $       0.28

 Pro forma                                 $       0.25    $       0.27

Diluted net income per share:

 As reported                               $       0.25    $       0.28

 Pro forma                                 $       0.24    $       0.27


For purposes of SFAS 123, the weighted average fair value of the options granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                               June 29,      June 30,
                                 2003          2002
                              ---------      --------
Expected life (years)            10.0           10.0

Risk-free interest rate          5.51%          5.00%

Dividend rate                       0%             0%

Expected volatility             99.16%        111.42%

      Net Income Per Share - Basic and diluted earnings per share are computed by dividing the net income by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Options that could potentially dilute basic net income per share in the future were included in the computation of diluted net income per share for the thirteen and twenty-six weeks ending June 29, 2003 and June 30, 2002, as detailed below:

                                      Thirteen Weeks          Twenty-six Weeks
                                           Ended                   Ended
                                   ----------------------  ----------------------
                                    June 29,    June 30,    June 29,    June 30,
                                      2003        2002        2003        2002
                                   ----------  ----------  ---------   ----------
Weighted average common
 shares outstanding - basic         5,894,667   5,875,077   5,887,009   5,874,149


Dilutive effect of stock options      235,399     152,007     232,436     115,525
                                   ----------  ----------  ---------   ----------

Weighted average common
 shares outstanding - diluted       6,130,066   6,027,084   6,119,445   5,989,674
                                   ==========  ==========  ==========  ==========

     All options that would have an anti-dilutive effect on net income per share if exercised were excluded from the computation of diluted net income per share. Anti-dilutive options for the thirteen week periods ended June 29, 2003 and June 30, 2002 were 31,393. Anti-dilutive options for the twenty-six weeks ended June 29, 2003 and June 30, 2002 were 31,393 and 80,952, respectively.


2.   Inventories - Net - Inventories consist of the following:

                      June 29, 2003    December 31, 2002
                      -------------    -----------------
Purchased parts and
  Subassemblies        $ 11,326,000      $  8,578,000

Work-in-process           2,622,000         2,949,000
                       ------------      ------------
Total                  $ 13,948,000      $ 11,527,000
                       ============      ============

Inventories include a reserve for slow-moving and obsolete items of $1,246,000 and $1,971,000 at June 29, 2003 and December 31, 2002,
respectively.

3. Income Taxes - The Company recognized tax expense at the estimated effective statutory rate for the thirteen and twenty-six week period ended June 29, 2003. However, the Company does not have a tax payment liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense was recorded for the thirteen and twenty-six weeks ended June 30, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

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

     Claims - From time to time the Company may have certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at June 29, 2003, the Company believes that any additional costs evolving from these negotiations would not be material to the consolidated financial statements.

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


Thirteen Weeks Ended June 29, 2003 and June 30, 2002
----------------------------------------------------
                                                                                 General
   June 29, 2003                    Military/Rugged  Commercial   Eliminations  Corporate    Consolidated
   -------------------------------- --------------- -----------   ------------  ----------   ------------
   Net sales from external customers  $ 15,981,000  $ 1,809,000                               $ 17,790,000
                                      ============  ===========                               ============
   Segment operating income           $  1,388,000  $   322,000                               $  1,710,000
                                      ============  ===========                               ============
   Other income (expense)             $          -  $         -   $         -   $   (94,000)  $    (94,000)
                                      ============  ===========   ===========   ===========   ============
   Income (loss) before income taxes  $  1,388,000  $   322,000   $         -   $   (94,000)  $  1,616,000
                                      ============  ===========   ===========   ===========   ============
   Identifiable assets                $ 20,554,000  $ 6,054,000                 $ 6,835,000   $ 33,443,000
                                      ============  ===========                 ===========   ============
   Capital expenditures               $     82,000  $     9,000                               $     91,000
                                      ============  ===========                               ============
   Depreciation and amortization      $    207,000  $    12,000                               $    219,000
                                      ============  ===========                               ============

                                                                                 General
   June 30, 2002                    Military/Rugged  Commercial   Eliminations  Corporate    Consolidated
   -------------------------------- --------------- -----------   ------------  ----------   ------------
   Net sales from external customers  $  8,104,000  $ 2,949,000                              $ 11,053,000
                                      ============  ===========                              ============
   Segment operating income           $ (1,041,000) $ 1,657,000                              $    616,000
                                      ============  ===========                              ============
   Other income (expense)             $          -  $         -   $          -  $ (139,000)  $   (139,000)
                                      ============  ===========   ============  ===========  ============
   Income (loss) before income taxes  $ (1,041,000) $ 1,657,000   $          -  $ (139,000)  $    477,000
                                      ============  ===========   ============  ===========  ============
   Identifiable assets                $ 18,139,000  $ 8,183,000                 $4,976,000   $ 31,298,000
                                      ============  ===========                 ===========  ============
   Capital expenditures               $    477,000  $   169,000                              $    646,000
                                      ============  ===========                              ============
   Depreciation and amortization      $    226,000  $    10,000                              $    236,000
                                      ============  ===========                              ============

                                        -9-

Twenty-Six Weeks Ended June 29, 2003 and June 30, 2002
------------------------------------------------------
                                                                                 General
   June 29, 2003                    Military/Rugged  Commercial   Eliminations  Corporate    Consolidated
   -------------------------------- --------------- -----------   ------------  ----------   ------------
   Net sales from external customers  $ 29,886,000  $ 3,715,000   $          -               $ 33,601,000
                                      ============  ===========   ============               ============
   Segment operating income           $  1,919,000  $   712,000   $          -               $  2,631,000
                                      ============  ===========   ============               ============
   Other income (expense)             $          -  $         -   $          -  $ (210,000)  $   (210,000)
                                      ============  ===========   ============  ==========   ============
   Income (loss) before income taxes  $  1,919,000  $   712,000   $          -  $ (210,000)  $  2,421,000
                                      ============  ===========   ============  ==========   ============
   Identifiable assets                $ 20,554,000  $ 6,054,000   $          -  $6,835,000   $ 33,443,000
                                      ============  ===========   ============  ==========   ============
   Capital expenditures               $    282,000  $    37,000   $          -               $    319,000
                                      ============  ===========   ============               ============
   Depreciation and amortization      $    421,000  $    24,000   $          -               $    445,000
                                      ============  ===========   ============               ============


                                                                                 General
   June 30, 2002                    Military/Rugged  Commercial   Eliminations  Corporate    Consolidated
   -------------------------------- --------------- -----------   ------------  ----------   ------------
   Net sales from external customers  $ 14,192,000  $ 6,215,000   $          -               $ 20,407,000
                                      ============  ===========   ============               ============
   Segment operating income (loss)    $   (370,000) $ 2,262,000   $          -               $  1,892,000
                                      ============  ===========   ============               ============
   Other income (expense)             $          -  $         -   $          -  $ (243,000)  $   (243,000)
                                      ============  ===========   ============  ==========   ============
   Income (loss) before income taxes  $   (370,000) $ 2,262,000   $          -  $ (243,000)  $  1,649,000
                                      ============  ===========   ============  ==========   ============
   Identifiable assets                $ 18,139,000  $ 8,183,000   $          -  $4,976,000   $ 31,298,000
                                      ============  ===========   ============  ==========   ============
   Capital expenditures               $    591,000  $   236,000   $          -               $    827,000
                                      ============  ===========   ============               ============
   Depreciation and amortization      $    445,000  $    14,000   $          -               $    459,000
                                      ============  ===========   ============               ============

                                                                                 General
   December 31, 2002                Military/Rugged  Commercial   Eliminations  Corporate    Consolidated
   -------------------------------- --------------- -----------   ------------  ----------   ------------
   Identifiable assets                $ 20,240,000  $ 4,824,000   $          -  $8,339,000   $ 33,403,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------


"SAFE  HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
-----------------------------------------------------------------------
     The matters and statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Quarterly Report on Form 10-Q, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation actions of competitors, termination convenience of the United States government, customer funding variations in connection with multi-year contracts of contracts at the and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore those statements may turn out to be wrong. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

GENERAL
-------

      The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen and twenty-six weeks ended June 29, 2003, as compared to the thirteen and twenty-six weeks ended June 30, 2002.

RESULTS OF OPERATIONS
---------------------
Thirteen  weeks  ended June 29, 2003 compared to thirteen  weeks  ended
June 30, 2002
-----------------------------------------------------------------------

      Net sales for the thirteen weeks ended June 29, 2003 (second quarter of 2003) were $17,790,000 compared to net sales for the thirteen weeks ended June 30, 2002 (second quarter of 2002) of $11,053,000. Military sales increased in the second quarter of 2003 to $15,981,000 as compared to $8,104,000 in the second quarter of 2002. Commercial sales decreased in the second quarter of 2003 to $1,809,000 from $2,949,000 in the second quarter of 2002. The 97.2% increase in military sales year to year was primarily the result of $13,280,000 in revenue attributable to the full ramped up production level of the TSC-750 under the Maintenance Support Device ("MSD") Indefinite Delivery Indefinite Quantity ("IDIQ") contract partially offset by the loss of $5,969,000 in revenue attributable to the SPORT program, a five-year hand-held computer contract completed in June 2002. The Company also benefited from increased sales of tactical computers for the SMART T program with Raytheon and the CONFIRE program with both Honeywell
Corporation and the U.S. Army's Picatinny Arsenal. Both of these programs utilize computers that were originally designed by one of the Company's subsidiaries but have been subsequently redesigned by Miltope Corporation to conform to the environmental requirements of the respective programs. These sales accounted for $1,471,000 in the second quarter of 2003 as compared to $1,255,000 for the same period in 2002. The 38.7% decrease in commercial sales was directly attributable to decreased orders from the commercial airline industry primarily caused by the continued uncertainty plaguing that industry segment.

      The gross margin percentage for the second quarter of 2003 was 22.3% compared to 19.4% for the same period in 2002. This increase is largely due to increased efficiencies at the higher MSD production levels.

      Selling, general and administrative expenses for the second quarter of 2003 increased 69.1% from the second quarter of 2002, to $2,138,000. These expenses as a percent of sales were 12.0% in the second quarter of 2003 compared to 11.4% for the similar period in 2002. The increase as a percent of sales is primarily attributable to increased legal expenses related to the litigation described in Note 4 to the condensed consolidated financial statements. These associative legal expenses were in the amount of $745,000 in the second quarter of 2003 as compared to $207,000 in the second quarter of 2002.

      Company funded engineering, research and development expenses for the second quarter of 2003 decreased to $120,000 from $266,000 in the second quarter of 2002. These expenses as a percent of sales were 0.7% in the second quarter of 2003 and 2.4% in 2002. The decrease is primarily attributable to an increase in customer funded development projects which utilized engineering resources that would have been used on Company funded development projects. Most of the customer funded development projects continue to generate revenue and therefore all costs associated with these revenues are included in the Cost of Sales line. Income or loss from these customer funded development programs is included in the gross margin for each period.

      Interest expense was $95,000 in the second quarter of 2003 compared to $145,000 for the similar period in 2002. This decrease is a result of a decreased level of debt due to lower working capital requirements in the first quarter of 2003 offset partially by a higher variable cost of debt under the terms of the Company's new credit agreement entered into in January 2003.

     The Company had virtually no interest income in the second quarter of 2003 compared to $6,000 for the similar period in 2002, as a result of the terms of the new credit agreement.

      The Company recognized tax expense at the estimated effective statutory rate for the thirteen week period ended June 29, 2003. However, the Company does not have a tax payment liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense was recorded for the thirteen weeks ended June 30, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

      The consolidated net income for the second quarter of 2003 was $1,016,000 compared to net income of $477,000 in the second quarter of 2002. The basic net income per share was $0.17 for the second quarter of 2003 based on the weighted average of 5,894,667 shares outstanding. The diluted net income per share was $0.17 based on a diluted weighted average of 6,130,066 shares outstanding. The basic and diluted net income per share was $0.08 for the similar period in 2002 based on a weighted average of 5,875,077 shares of the Company's common stock outstanding.


Twenty-six weeks ended June 29, 2003 compared to twenty-six weeks ended June 30, 2002
-----------------------------------------------------------------------

      Net sales for the twenty-six weeks ended June 29, 2003 were $33,601,000 compared to net sales for the twenty-six weeks ended June 30, 2002 of $20,407,000. Military sales increased in the first half of 2003 to $29,886,000 as compared to $14,192,000 in the first half of
2002. Commercial sales decreased in the first half of 2003 to $3,715,000 from $6,215,000 in the first half of 2002. The 110.6%
increase in military sales year to year was primarily the result of $22,851,000 in revenue attributable to the full ramped up production level of the TSC-750 under the MSD IDIQ contract partially offset by the loss of $10,836,000 in revenue attributable to the SPORT program, a five-year hand-held computer contract completed in June 2002. The Company also benefited from increased sales of tactical computers for the SMART T program with Raytheon and the CONFIRE program with both Honeywell Corporation and the U.S Army's Picatinny Arsenal. Both of these programs utilize computers that were originally designed by one of the Company's subsidiaries but have been subsequently redesigned by Miltope Corporation to conform to the environmental requirements of the respective programs. These sales accounted for $4,138,000 for the twenty-six week period ended June 29, 2003 as compared to $1,731,000 for the twenty-six week period ended June 30, 2002. The 40.2% decrease in commercial sales is directly attributable to decreased orders from the commercial airline industry primarily caused by the current uncertainty plaguing that industry segment.

      The gross margin percentage for the first half of 2003 was 21.1% compared to 24.1% for the same period in 2002. This decrease is largely due to a shift in product mix from the higher margin revenue generated by the commercial airborne products to the lower margin revenue generated by the MSD contract products.

     Selling, general and administrative expenses for the first half of 2003 increased 73.2% from the first half of 2002, to $4,243,000. These expenses as a percent of sales were 12.6% in the first half of 2003 compared to 12.0% for the similar period in 2002. The increase as a percent of sales is primarily attributable to increased legal expenses related to the litigation described in Note 4 to the condensed consolidated financial statements. These associative legal expenses were in the amount of $1,362,000 for the twenty-six week period ended June 29, 2003 as compared to $329,000 for the twenty-six week period ended June 30, 2002.

      Company funded engineering, research and development expenses for the first half of 2003 decreased to $228,000 from $579,000 in the first half of 2002. These expenses as a percent of sales were 0.7% in the first half of 2003 and 2.8% in 2002. The decrease is primarily attributable to an increase in customer funded development projects which utilized engineering resources that would have been used on Company funded development projects. Most of the customer funded development projects continue to generate revenue and therefore all costs associated with these revenues are included in the Cost of Sales line. Income or loss from these customer funded development programs is included in the gross margin for each period.

      Interest expense was $211,000 in the first half of 2003 compared to $259,000 for the similar period in 2002. This decrease is a result of a decreased level of debt due to lower working capital requirements in the first quarter of 2003 offset partially by a higher variable cost of debt under the terms of the Company's new credit agreement entered into in January 2003.

      The Company had virtually no interest income in the first half of 2003 compared to $16,000 for the similar period in 2002, as a result of the terms of the new credit agreement.

      The Company recognized tax expense at the estimated effective statutory rate for the thirteen week period ended June 29, 2003. However, the Company does not have a tax payment liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense was recorded for the twenty-six weeks ended June 30, 2002 since the Company's income was offset by
the  utilization of its net operating loss carryforward.   A  valuation
allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

      The consolidated net income for the first half of 2003 was $1,521,000 compared to net income of $1,649,000 in the first half of 2002. The basic net income per share was $0.26 for the first half of 2003 based on the weighted average of 5,887,009 shares outstanding. The diluted net income per share was $0.25 based on a diluted weighted average of 6,119,445 shares outstanding. The basic and diluted net income per share was $0.28 for the similar period in 2002 based on a weighted average of 5,874,149 shares of the Company's common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital was $9,968,000 at June 29, 2003 compared to $10,172,000 at December 31, 2002. Accounts receivable decreased $756,000 as a result of higher levels of military sales in December than June. Inventory levels increased $2,421,000 compared to December 31, 2002 balances as the Company prepared for increased production demands in the 3rd and 4th quarter of 2003. Accounts payable increased $1,832,000 reflecting an increase in inventory purchases at the end of the 2nd quarter. Current maturities of long-term debt decreased $405,000 reflecting the amortization of the remaining $1 million due to the former lender.

      Capital expenditures totaled $319,000 for the first six months of 2003 compared to $827,000 in the first six months of 2002. The decrease in 2003 from 2002 is due to the capitalization of tooling and test equipment in 2002 in relation to the start up of the MSD contract. The Company expects capital expenditures for the full year 2003 to be approximately $450,000. Depreciation and amortization expense for the first six months of 2003 totaled $445,000 compared to $459,000 for the first six months of 2002. Depreciation and amortization expense for the remainder of 2003 is expected to be approximately $431,000.

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

Inventories-Provision for Slow Moving and Obsolescence - The Company has various components in its inventory that relate to discontinued products and warranty replacement parts and repairs. The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto. On an on-going basis the Company evaluates its estimates of loss provisions by using various 7reports and analysis to focus on inventory throughput trends, inventory composition and inventory utilization over discrete periods of time. Additionally, the Company tracks projected parts usage to parts on hand inventory to minimize risk of overstocks.

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

Impairment of Long-lived Assets - The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The financial statements referred to above reflect all adjustments required by Statement 144 as of December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest risk inherent in its financial instruments. The Company is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

     The Company has a revolving credit loan and an Industrial Development Authority Bond Issue that are exposed to changes in interest rates during the course of their maturity. Both debt instruments bear interest at current market rates and thus approximate fair market value. A 10% increase in interest rates (from 4.8% to 5.3%) would affect the Company's variable debt obligations and could potentially reduce future net earnings by a maximum of approximately $33,000 per year.

Item 4.  Controls and Procedures
--------------------------------

           Evaluation of Disclosure Controls and Procedures
           ------------------------------------------------

     As of the end of the period covered by this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Mr. Thomas R. Dickinson, and the Chief Financial Officer, Mr. Tom B. Dake, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, Mr. Dickinson and Mr. Dake have conluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information the Company is required to disclose in such reports is accumulated and communicated to Company management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls
---------------------------

     There have been no significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or is reasonable likely to materially affect internal controls since the date of Mr. Dickinson's and Mr. Dake's most recent reviews of the Company's internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

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

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------
           31.1 Certification of Chief Executive Officer,
                Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.

           31.2 Certification of Chief Financial Officer
                Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.

           99.1 Certification of Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.


           99.2 Certification of Principal Executive Officer
                Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

       (b) Reports on Form 8-K
           ------------------
           None

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


Dated:  August 13, 2003