Form 10-Q
period 2003-09-28
MILTOPE GROUP INC
filed 2003-11-12
CIK 752692

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


    For the Quarter
Ended September 28, 2003                 Commission File Number 0-13433
________________________                 ______________________________


                           MILTOPE GROUP INC.
_______________________________________________________________________
        (Exact Name of Registrant as Specified in its Charter)


            Delaware                                11-2693062
---------------------------------                ----------------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)
Identification No.)


3800 Richardson Road South
       Hope Hull, AL                                  36043
--------------------------------                 ----------------
    (Address of principal                           (Zip Code)
     executive offices)


   Registrant's telephone number, including area code (334) 284-8665
                                                      --------------

                                Not Applicable
________________________________________________________________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No _X_

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Outstanding at October 24, 2003: 5,962,623 shares of Common Stock, $.01 par value.

                    PART I - FINANCIAL INFORMATION
                  MILTOPE GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                                      September 28,   December 31,
ASSETS                                                    2003            2002

CURRENT ASSETS:
 Cash                                                   $   151,000    $   589,000
 Accounts receivable, net of allowance of $113,000        8,704,000      7,799,000
   (2003) and $344,000 (2002)
 Inventories                                             15,746,000     11,527,000
 Deferred income taxes                                    1,666,000      1,816,000
 Other current assets                                       447,000        371,000
                                                        -----------    -----------
      Total current assets                               26,714,000     22,102,000
                                                        -----------    -----------
PROPERTY AND EQUIPMENT - at cost:
 Machinery and equipment                                  8,029,000      7,625,000
 Furniture and fixtures                                   1,511,000      1,526,000
 Land, building and improvements                          6,060,000      6,246,000
                                                        -----------    -----------
      Total property and equipment                       15,600,000     15,397,000
 Less accumulated depreciation                           10,084,000      9,659,000
                                                        -----------    -----------
        Property and equipment - net                      5,516,000      5,738,000
                                                        -----------    -----------
DEFERRED INCOME TAXES                                     3,844,000      5,126,000
OTHER ASSETS                                                394,000        437,000
                                                        -----------    -----------
TOTAL                                                   $36,468,000    $33,403,000
                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $ 8,843,000     $7,573,000
 Accrued expenses                                         2,356,000      2,061,000
 Short-term debt                                            290,000        515,000
 Current maturities of long-term debt                     1,175,000      1,781,000
                                                        -----------    -----------
      Total current liabilities                          12,664,000     11,930,000
LONG-TERM DEBT                                            7,002,000      7,216,000
OTHER LIABILITIES                                           645,000        945,000
                                                        -----------    -----------
     Total liabilities                                   20,311,000     20,091,000
                                                        -----------    -----------
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; 20,000,000 shares
 authorized; 6,811,112 shares outstanding                    68,000         68,000

Capital in excess of par value                           24,519,000     24,519,000
Retained earnings                                         4,798,000      2,858,000
                                                        -----------    -----------
                                                         29,385,000     27,445,000
Less treasury stock at cost, 848,489
 and 932,203 shares at September 28,2003
 and December 31,2002, respectively                      13,228,000     14,133,000
                                                        -----------    -----------
     Total stockholders' equity                          16,157,000     13,312,000
                                                        -----------    -----------
TOTAL                                                   $36,468,000    $33,403,000
                                                        ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                             Thirteen Weeks Ended
                                          ---------------------------
                                          September 28,  September 29,
                                               2003          2002
                                          ------------   ------------
NET SALES                                  $17,195,000   $12,784,000
                                           -----------   -----------
COSTS AND EXPENSES:
  Cost of sales                             12,978,000    10,485,000

  Selling, general and administrative        2,184,000     1,550,000

  Engineering, research and development        158,000       240,000
                                           -----------   -----------
   Total                                    15,320,000    12,275,000
                                           -----------   -----------
INCOME FROM OPERATIONS                       1,875,000       509,000

OTHER INCOME (EXPENSE):
  Interest expense                             (75,000)     (188,000)

  Interest income                                5,000         5,000
                                           -----------   -----------
   Total                                       (70,000)     (183,000)
                                           -----------   -----------
INCOME BEFORE INCOME TAXES                   1,805,000       326,000

INCOME TAXES                                   661,000             -
                                           -----------   -----------
NET INCOME                                 $ 1,144,000   $   326,000
                                           ===========   ===========
NET INCOME PER SHARE

  BASIC                                    $      0.19   $      0.06
                                           ===========   ===========
  DILUTED                                  $      0.18   $      0.05
WEIGHTED AVERAGE NUMBER OF                 ===========   ===========
SHARES OUTSTANDING:
  BASIC                                      5,928,321     5,878,207
                                           ===========   ===========
  DILUTED                                    6,193,773     6,020,293
                                           ===========   ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                          Thirty-Nine Weeks Ended
                                        -----------------------------
                                        September 28,   September 29,
                                             2003           2002
                                        -------------   -------------

NET SALES                                $50,796,000    $33,191,000
                                         -----------    -----------
COSTS AND EXPENSES:

 Cost of sales                            39,477,000     25,971,000

  Selling, general and administrative      6,427,000      4,000,000

  Engineering, research and development      386,000        819,000
                                         -----------    -----------
   Total                                  46,290,000     30,790,000
                                         -----------    -----------
INCOME FROM OPERATIONS                     4,506,000      2,401,000

OTHER INCOME (EXPENSE):

   Interest expense                         (286,000)      (447,000)

   Interest income                             6,000         21,000
                                         -----------    -----------
     Total                                  (280,000)      (426,000)
                                         -----------    -----------
INCOME BEFORE INCOME TAXES                 4,226,000      1,975,000

INCOME TAXES                               1,561,000              -
                                         -----------    -----------
NET INCOME                               $ 2,665,000    $ 1,975,000
                                         ===========    ===========
NET INCOME PER SHARE:

  BASIC                                  $       .45    $       .34
                                         ===========    ===========
  DILUTED                                $       .43    $       .33
                                         ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:

  BASIC                                    5,900,881      5,874,671
                                         ===========    ===========
  DILUTED                                  6,133,212      6,000,677
                                         ===========    ===========

See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29,
                                 2002
                              (unaudited)

                                                               September 28,  September 29,
                                                                    2003           2002
                                                               -------------  -------------
OPERATING ACTIVITIES:
Net income                                                      $ 2,665,000    $ 1,975,000
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                     672,000        705,000
   Provision for slow-moving and obsolete inventories               458,000        850,000
   Provision for (recovery of) doubtful accounts receivable        (123,000)       353,000
  Deferred income taxes                                           1,431,000              -
  (Gain) loss on sale of property and equipment                      (5,000)        15,000
  Change in operating assets and liabilities:


        Accounts receivable                                        (782,000)    (2,810,000)
        Inventories                                              (4,677,000)    (2,209,000)

        Other current assets                                        (75,000)       (65,000)
        Other assets                                                 (2,000)       217,000
         Accounts payable and accrued expenses                    1,287,000      3,151,000
                                                                -----------    -----------
      Net cash provided by operating activities                     849,000      2,182,000
                                                                -----------    -----------
INVESTING ACTIVITIES:

  Purchase of property and equipment                               (423,000)      (954,000)
                                                                -----------    -----------
      Net cash used in investing activities                        (423,000)      (954,000)
                                                                -----------    -----------
FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                           180,000         10,000
  Net proceeds from line of credit                                7,471,000              -
  Payments of long-term debt                                     (8,515,000)    (1,386,000)
                                                                -----------    -----------
      Net cash used in financing activities                        (864,000)    (1,376,000)
                                                                -----------    -----------
NET DECREASE IN CASH                                               (438,000)      (148,000)

CASH, BEGINNING OF PERIOD                                           589,000      1,120,000
                                                                -----------    -----------
CASH, END OF PERIOD                                             $   151,000    $   972,000
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

   Cash payments made for:

    Income taxes                                                $   227,000    $   244,000
                                                                ===========    ===========
    Interest                                                    $   320,000    $   400,000
                                                                ===========    ===========


See Notes To Condensed Consolidated Financial Statements

                  MILTOPE GROUP INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting of only normal and recurring accruals) to present fairly the financial position of the Company and its subsidiaries as of September 28, 2003 and December 31, 2002 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended September 28, 2003 and September 29, 2002. All amounts presented have been rounded to the nearest thousand.

The results for the thirteen and thirty-nine weeks ended September 28, 2003 are not necessarily indicative of the results for an entire year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      Stock Based Compensation - At September 28, 2003, the Company has two stock based compensation plans which are described more fully in
Note 8 to the Company's Financial Statements presented in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as this amount is insignificant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                  Thirteen Weeks Ended
                                               ----------------------------
                                               September 28,  September 29,
                                                    2003          2002
                                               -------------  -------------
Net income, as reported:                        $ 1,144,000    $  326,000

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                 (57,000)      (56,000)
                                                -----------    ----------
Pro forma net income                            $ 1,087,000    $  270,000
                                                ===========    ==========

Basic net income per share:

 As reported                                    $      0.19    $     0.06

 Pro forma                                      $      0.18    $     0.05


Diluted net income per share:

 As reported                                    $      0.18    $     0.05

 Pro forma                                      $      0.18    $     0.04




                                            Thirty-Nine Weeks Ended
                                          ----------------------------
                                          September 28,   September 29,
                                              2003              2002
                                          -------------   -------------
Net income, as reported:                   $ 2,665,000     $ 1,975,000

Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for
 all awards, net of related tax effects        (90,000)       (130,000)
                                          -------------    -----------

Pro forma net income                       $ 2,575,000     $ 1,845,000
                                           ===========     ===========
Basic net income per share:

 As reported                               $      0.45     $      0.34

 Pro forma                                 $      0.44     $      0.31


Diluted net income per share:

 As reported                               $      0.43     $      0.33

 Pro forma                                 $      0.42     $      0.31


For purposes of SFAS 123, the weighted average fair value of the options granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                            September 28,  September 29,
                                2003           2002
                            -------------  -------------
Expected life (years)           10.0             10.0

Risk-free interest rate         5.51%            5.00%

Dividend rate                      0%               0%

Expected volatility            99.16%          111.42%


      Net Income Per Share - Basic and diluted earnings per share are computed by dividing the net income by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS). Options that could potentially dilute basic net income per share in the future were included in the computation of diluted net income per share for the thirteen and thirty-nine weeks ending September 28, 2003 and September 29, 2002, as detailed below:

                                    Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                 --------------------------- ---------------------------
                                 September 28, September 29, September 28, September 29,
                                     2003          2002          2003          2002
                                 ------------- ------------- ------------- -------------
Weighted average common
shares outstanding - basic         5,928,321   5,878,207     5,900,881      5,874,671

Dilutive effect of stock options     265,452     142,086       232,331        126,006
                                   ---------   ---------     ---------      ---------
Weighted average common
shares outstanding - diluted       6,193,773   6,020,293     6,133,212      6,000,677
                                   =========   =========     =========      =========

     All options that would have an anti-dilutive effect on net income per share if exercised were excluded from the computation of diluted net income per share. Anti-dilutive options for the thirteen week periods ended September 28, 2003 and September 29, 2002 were 3,361 and 35,952, respectively. Anti-dilutive options for the thirty-nine weeks ended September 28, 2003 and September 29, 2002 were 14,393 and 197,952, respectively.


2.   Inventories - Net - Inventories consist of the following:

                       September 28, 2003    December 31, 2002
                       ------------------    -----------------

Purchased parts and
  Subassemblies          $14,000,000            $ 8,578,000

Work-in-process            1,746,000              2,949,000
                         -----------            -----------
Total                    $15,746,000            $11,527,000
                         ===========            ===========


Inventories include a reserve for slow-moving and obsolete items of $1,045,000 and $1,971,000 at September 28, 2003 and December 31, 2002,
respectively.

3. Income Taxes - The Company recognized tax expense at the estimated effective statutory rate for the thirteen and thirty-nine week period ended September 28, 2003. However, the Company does not have an income tax liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense was recorded for the thirteen and thirty-nine weeks ended September 29, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

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

      Claims - From time to time the Company may have certain of its contracts that may be subject to final negotiation or modification with the customer in the ordinary course of business. Although the ultimate outcome of these negotiations or modifications is unknown at September 28, 2003, the Company believes that any additional costs evolving from these negotiations would not be material to the consolidated financial statements.

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


Thirteen Weeks Ended September 28, 2003 and September 29, 2002
--------------------------------------------------------------
                                                                                         General
    September 28, 2003                 Military/Rugged    Commercial    Eliminations    Corporate    Consolidated
    ---------------------              ---------------   -----------    ------------   -----------   ------------
    Net sales from external customers    $15,200,000     $ 1,995,000                                  $17,195,000
                                         ===========     ===========                                  ===========
    Segment operating income             $ 1,556,000     $   319,000                                  $ 1,875,000
                                         ===========     ===========                                  ===========
    Other income (expense)               $         -     $         -    $           -   $  (70,000)   $(   70,000)
                                         ===========     ===========    =============   ==========    ===========
    Income (loss) before income taxes    $ 1,556,000     $   319,000    $           -   $  (70,000)   $ 1,805,000
                                         ===========     ===========    =============   ==========    ===========
    Identifiable assets                  $22,969,000     $ 6,997,000                    $6,502,000    $36,468,000
                                         ===========     ===========                    ==========    ===========
    Capital expenditures                 $    99,000     $    13,000                                  $   112,000
                                         ===========     ===========                                  ===========
    Depreciation and amortization        $   216,000     $    12,000                                  $   228,000
                                         ===========     ===========                                  ===========

                                                                                         General
    September 29, 2002                 Military/Rugged    Commercial    Eliminations    Corporate    Consolidated
    ---------------------              ---------------   -----------    ------------   -----------   ------------

    Net sales from external customers    $11,584,000     $ 1,266,000    $   (66,000)                  $12,784,000
                                         ===========     ===========    ===========                   ===========
    Segment operating income             $   469,000     $    40,000    $         -                   $   509,000
                                         ===========     ===========    ===========                   ===========
    Identifiable assets                  $21,856,000     $ 6,641,000    $         -     $5,861,000    $34,358,000
                                                                        ===========     ==========    ===========
    Capital expenditures                 $   114,000     $    13,000    $         -                   $   127,000
                                         ===========     ===========    ===========                   ===========
    Depreciation and amortization        $   236,000     $    10,000    $         -                   $   246,000
                                         ===========     ===========    ===========                   ===========

Thirty-nine Weeks Ended September 28, 2003 and September 29, 2002
-----------------------------------------------------------------
                                                                                         General
    September 28, 2003                 Military/Rugged    Commercial    Eliminations    Corporate    Consolidated
    ---------------------              ---------------   -----------    ------------   -----------   ------------

    Net sales from external customers    $45,086,000     $ 5,710,000    $         -                   $50,796,000
                                         ===========     ===========    ===========                   ===========
    Segment operating income             $ 3,475,000     $ 1,031,000    $         -                   $ 4,506,000
                                         ===========     ===========    ===========                   ===========
    Other income (expense)               $         -     $         -    $         -     $ (280,000)   $  (280,000)
                                         ===========     ==========     ===========     ==========    ===========
    Income (loss) before income taxes    $ 3,475,000     $ 1,031,000    $         -     $ (280,000)   $ 4,226,000
                                         ===========     ==========     ===========     ==========    ===========
    Identifiable assets                  $22,969,000     $ 6,997,000                    $6,502,000    $36,468,000
                                         ===========     ==========     ===========     ==========    ===========
    Capital expenditures                 $   374,000     $    49,000    $         -                   $   423,000
                                         ===========     ===========    ===========                   ===========
    Depreciation and amortization        $   637,000     $    35,000    $         -                   $   672,000
                                         ===========     ===========    ===========                   ===========

                                                                                         General
    September 29, 2002                 Military/Rugged    Commercial    Eliminations    Corporate    Consolidated
    ---------------------              ---------------   -----------    ------------   -----------   ------------

    Net sales from external customers    $25,776,000     $ 7,481,000    $   (66,000)                  $33,191,000
                                         ===========     ===========    ===========                   ===========
    Segment operating income             $    99,000     $ 2,302,000    $         -                   $ 2,401,000
                                         ===========     ===========    ===========                   ===========
    Identifiable assets                  $21,856,000     $ 6,641,000    $         -     $5,861,000    $34,358,000
                                         ===========     ===========    ===========     ==========    ===========
    Capital expenditures                 $   705,000     $   249,000    $         -                   $   954,000
                                         ===========     ===========    ===========                   ===========
    Depreciation and amortization        $   681,000     $    24,000    $         -                   $   705,000
                                         ===========     ===========    ===========                   ===========

                                                                                         General
    December 31, 2002                  Military/Rugged    Commercial    Eliminations    Corporate    Consolidated
    ---------------------              ---------------   -----------    ------------   -----------   ------------

    Identifiable assets                  $20,240,000     $ 4,824,000    $         -     $8,339,000    $33,403,000
                                         ===========     ===========    ===========     ==========    ===========

5. Subsequent Event - On October 21, 2003, the Company entered into an Agreement and Plan of Merger with Vision Technologies Kinetics, Inc. ("VTK"). As a result of the merger, the Company will be a wholly-owned subsidiary of VTK. Completion of the merger is subject to a number of terms and conditions, including the receipt of all required regulatory approvals and approval by a majority of the stockholders of the Company at a special meeting of the stockholders to be held in the future. Pursuant to the terms of the Merger Agreement, upon the closing of the merger, each holder of the Company's common stock will receive, in exchange for each such share, $5.78, without interest thereon, and one contingent value right ("CVR"). Each CVR represents the non-transferable right to receive a pro rata share of 50% of the net proceeds, if any, from the Company's lawsuit against DRS Technologies Inc. and other parties, after adjustments for taxes. The Company will retain the remaining 50% of the net proceeds from the lawsuit. In addition, $700,000 has been reserved by VTK to fund certain costs and expenses associated with the lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

"SAFE  HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
-----------------------------------------------------------------------
     The matters discussed in this news release that are not historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. The Company warns that caution should be taken in relying upon any forward looking statements contained herein, as they involve a number of risks and uncertainties that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Examples of such risks and uncertainties include, but are not limited to, the ability of the Company to enter into definitive agreements for the sale of the Company, the ability of the Company and any potential buyer to consummate the sale of the Company, future demand for the Company's products and services, general economic conditions, actions of competitors, termination of contracts at the convenience of the United States government, customer funding variations in connection with multi-year contracts and follow-on options, and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not undertake any obligation to update or revise any forward looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise

      All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases.


GENERAL
-------

     The following discussion and analysis presents certain factors affecting the Company's results of operations for the thirteen and thirty-nine weeks ended September 28, 2003, as compared to the thirteen and thirty-nine weeks ended September 29, 2002.

RESULTS OF OPERATIONS
---------------------

Thirteen weeks ended September 28, 2003 compared to thirteen weeks ended September 29, 2002
------------------------------------------------------------------

      Net sales for the thirteen weeks ended September 28, 2003 (third quarter of 2003) were $17,195,000 compared to net sales for the thirteen weeks ended September 29, 2002 (third quarter of 2002) of $12,784,000. Military sales increased in the third quarter of 2003 to $15,200,000 as compared to $11,584,000 in the third quarter of 2002. Commercial sales increased in the third quarter of 2003 to $1,995,000 from $1,266,000 in the third quarter of 2002. The 31.2% increase in military sales year to year was primarily the result of $3,662,000 in revenue attributable to increased sales of tactical computers for the SMART T program with Raytheon and the CONFIRE program with both Honeywell Corporation and the U.S. Army's Picatinny Arsenal. Both of these programs utilize computers that were originally designed by one of the Company's subsidiaries but have been subsequently redesigned by Miltope Corporation to conform to the environmental requirements of the respective programs. These sales accounted for $462,000 in the third quarter of 2002. The 57.6% increase in commercial sales was directly attributable to resurgence in the airline industry.

      The gross margin percentage for the third quarter of 2003 was 24.5% compared to 18.0% for the same period in 2002. This increase is largely due to increased efficiencies at the higher MSD production levels.

     Selling, general and administrative expenses for the third quarter of 2003 increased 40.9% from the third quarter of 2002, to $2,184,000. These expenses as a percent of sales were 12.7% in the third quarter of 2003 compared to 12.1% for the similar period in 2002. The increase as a percent of sales is primarily attributable to increased legal expenses related to the litigation described in Note 4 to the condensed consolidated financial statements. These associative legal expenses were in the amount of $690,000 in the third quarter of 2003 as compared to $332,000 in the third quarter of 2002.

      Company funded engineering, research and development expenses for the third quarter of 2003 decreased to $158,000 from $240,000 in the third quarter of 2002. These expenses as a percent of sales were 0.9% in the third quarter of 2003 and 1.9% in 2002. The decrease is primarily attributable to an increase in customer funded development projects which utilized engineering resources that would have been used on Company funded development projects. Most of the customer funded development projects continue to generate revenue and therefore all costs associated with these revenues are included in the Cost of Sales line. Income or loss from these customer funded development programs is included in the gross margin for each period.

     Interest expense was $75,000 in the third quarter of 2003 compared to $188,000 for the similar period in 2002. This decrease is a result of a decreased level of debt due to lower working capital requirements in the first quarter of 2003 offset partially by a higher variable cost of debt under the terms of the Company's new credit agreement entered into in January 2003.

      The Company had interest income of $5,000 in both the third quarter of 2003 and 2002.

      The Company recognized tax expense at the estimated effective statutory rate for the thirteen-week period ended September 28, 2003. However, the Company does not have an income tax liability due to the use of a portion of the net operating loss carry-forward the Company has available to it. No income tax expense was recorded for the thirteen weeks ended September 29, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

      The consolidated net income for the third quarter of 2003 was $1,144,000 compared to net income of $326,000 in the third quarter of 2002. The basic net income per share was $0.19 for the third quarter of 2003 based on the weighted average of 5,928,321 shares outstanding. The diluted net income per share was $0.18 based on a diluted weighted average of 6,193,773 shares outstanding. The basic net income per share was $0.06 for the third quarter of 2002 based on the weighted average of 5,878,207 shares outstanding. The diluted net income per share was $0.05 based on a diluted weighted average of 6,020,293 shares outstanding.

Thirty-nine weeks ended September 28, 2003 compared to thirty-nine weeks ended September 29, 2002
-----------------------------------------------------------------------

      Net sales for the twenty-nine weeks ended September 29, 2003 were $50,796,000 compared to net sales for the thirty-nine weeks ended September 28, 2002 of $33,191,000. Military sales increased in the first nine months of 2003 to $45,086,000 as compared to $25,776,000 in the nine months of 2002. Commercial sales decreased in the first nine months of 2003 to $5,710,000 from $7,481,000 in the first nine months of 2002. The 74.9% increase in military sales year to year was primarily the result of $32,696,000 in revenue attributable to the full ramped up production level of the TSC-750 under the MSD IDIQ contract partially offset by the loss of $10,836,000 in revenue attributable to the SPORT program, a five-year hand-held computer contract completed in June 2002. The Company also benefited from increased sales of tactical computers for the SMART T program with Raytheon and the CONFIRE program with both Honeywell Corporation and the U.S Army's Picatinny Arsenal. Both of these programs utilize computers that were originally designed by one of the Company's subsidiaries but have been subsequently redesigned by Miltope Corporation to conform to the environmental requirements of the respective programs. These sales accounted for $8,159,000 for the thirty-nine week period ended September 28, 2003 as compared to $2,120,000 for the thirty-nine week period ended September 29, 2002. The 23.7% decrease in commercial sales is directly attributable to decreased orders from the commercial airline industry primarily caused by the current uncertainty plaguing that industry segment.

      The gross margin percentage for the first nine months of 2003 was 22.3% compared to 21.8% for the same period in 2002. This increase is largely due to increased efficiencies at the higher MSD production levels.

      Selling, general and administrative expenses for the first nine months of 2003 increased 60.7% from the first nine months of 2002, to $6,427,000. These expenses as a percent of sales were 12.7% in the first nine months of 2003 compared to 12.1% for the similar period in
2002. The increase as a percent of sales is primarily attributable to increased legal expenses related to the litigation described in Note 4 to the condensed consolidated financial statements. These associative legal expenses were in the amount of $2,052,000 for the thirty-nine week period ended September 28, 2003 as compared to $661,000 for the thirty-nine week period ended September 29, 2002.

      Company funded engineering, research and development expenses for the first nine months of 2003 decreased to $386,000 from $819,000 in the first nine months of 2002. These expenses as a percent of sales were 0.8% in the first nine months of 2003 and 2.5% in 2002. The decrease is primarily attributable to an increase in customer funded development projects which utilized engineering resources that would have been used on Company funded development projects. Most of the customer funded development projects continue to generate revenue and therefore all costs associated with these revenues are included in the Cost of Sales line. Income or loss from these customer funded development programs is included in the gross margin for each period.

      Interest expense was $286,000 in the first nine months of 2003 compared to $447,000 for the similar period in 2002. This decrease is a result of a decreased level of debt due to lower working capital requirements in the first nine months of 2003 offset partially by a higher variable cost of debt under the terms of the Company's new credit agreement entered into in January 2003.

      The Company had interest income in the first nine months of 2003 of $6,000 compared to $21,000 for the similar period in 2002 as a result of the terms of the new credit agreement.

      The Company recognized tax expense at the estimated effective statutory rate for the thirty-nine week period ended September 28, 2003. However, the Company does not have an income tax liability due to the use of a portion of the net operating loss carry-forward the
Company has available to it. No income tax expense was recorded for the thirty-nine weeks ended September 29, 2002 since the Company's income was offset by the utilization of its net operating loss carryforward. A valuation allowance which had fully reserved the deferred tax assets was reversed during the fourth quarter of 2002.

      The consolidated net income for the first nine months of 2003 was $2,665,000 compared to net income of $1,975,000 in the first nine months of 2002. The basic net income per share was $0.45 for the first nine months of 2003 based on the weighted average of 5,900,881 shares outstanding. The diluted net income per share was $0.43 based on a diluted weighted average of 6,133,212 shares outstanding. The basic net income per share was $0.34 for the first nine months of 2002 based on the weighted average of 5,874,671 shares outstanding. The diluted net income per share was $0.33 based on a diluted weighted average of 6,000,677 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital was $14,050,000 at September 28, 2003 compared to $10,172,000 at December 31, 2002. Accounts receivable increased $905,000 as a result of higher levels of military sales in September than December. Inventory levels increased $4,219,000 compared to December 31, 2002 balances reflecting a build-up of components and sub-assemblies for products to be shipped in the 4th quarter of 2003. Accounts payable increased $1,270,000 reflecting an increase in inventory purchases at the end of the 3rd quarter. Current maturities of long-term debt decreased $606,000 reflecting the amortization of the remaining $1 million due to the former lender.

     Capital expenditures totaled $423,000 for the first nine months of 2003 compared to $954,000 in the first nine months of 2002. The decrease in 2003 from 2002 is due to the purchase of tooling and test equipment in 2002 in relation to the MSD contract. The Company expects capital expenditures for the full year 2003 to be approximately $500,000. Depreciation and amortization expense for the first nine months of 2003 totaled $672,000 compared to $705,000 for the first nine months of 2002. Depreciation and amortization expense for the remainder of 2003 is expected to be approximately $225,000.

      In January of 2003, the Company entered into a new credit agreement with Citizen's Business Credit ("Citizen's") that will provide up to $8,000,000 of financing under a revolving line of credit over an initial three-year period. The initial proceeds of this line of credit were used to pay down $4,700,000 of the $5,700,000 balance due under the existing credit facility provided by its former primary lender. The Company entered into an agreement with its former primary lender to amortize the remaining $1,000,000 balance of the existing line of credit over the next twelve months. The Company anticipates that this new line of credit and cash generated internally will provide adequate funding to meet its cash flow needs for the year ending December 31, 2003. The agreement includes various provisions requiring the maintenance of certain financial ratios and certain other limitations. The Company's accounts receivable, contract rights and inventories are pledged as collateral to the agreement.

      On October 21, 2003, the Company entered into an Agreement and Plan of Merger with Vision Technologies Kinetics, Inc. ("VTK"). As a result of the merger, the Company will be a wholly-owned subsidiary of VTK. Completion of the merger is subject to a number of terms and conditions, including the receipt of all required regulatory approvals and approval by a majority of the stockholders of the Company at a special meeting of the stockholders to be held in the future. Pursuant to the terms of the Merger Agreement, upon the closing of the merger, each holder of the Company's common stock will receive, in exchange for each such share, $5.78, without interest thereon, and one contingent value right ("CVR"). Each CVR represents the non-transferable right to receive a pro rata share of 50% of the net proceeds, if any, from the Company's lawsuit against DRS Technologies Inc. and other parties, after adjustments for taxes. The Company will retain the remaining 50% of the net proceeds from the lawsuit. In addition, $700,000 has been reserved by VTK to fund certain costs and expenses associated with the lawsuit.

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

Item 4.  Controls and Procedures
--------------------------------

          Evaluation of Disclosure Controls and Procedures
          ------------------------------------------------

      As of the end of the period covered by this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Mr. Thomas R. Dickinson, and the Chief Financial Officer, Mr. Tom B. Dake, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, Mr. Dickinson and Mr.
Dake  have  concluded  that  the  Company's  disclosure  controls   and
procedures are functioning effectively to provide reasonable assurance that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information the Company is required to disclose in such reports is accumulated and communicated to Company management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls
      There have been no significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or is reasonable likely to materially affect internal controls since the date of Mr. Dickinson's and Mr. Dake's most recent reviews of the Company's internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on July 18, 2003 at which the following matters were brought before and voted upon by the shareholders.

     1. The election of the following to the Board of Directors to serve until the 2004 Annual Meeting of Shareholders.

                                    For         Against      Abstain
                                 ---------      -------      -------
          William L. Dickinson   5,702,957        -0-        21,645
          Henry Guy              5,670,257        -0-        54,345
          Jerry O. Tuttle        5,702,957        -0-        21,645
          Ronald V. Hite         5,702,957        -0-        21,645
          David E. Marcus        5,702,957        -0-        21,645


Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------

                31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbabes-Oxley Act of 2002

                99.1 Certification of Principal Financial Officer, pursuant of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 Certification of Principal Executive Officer, pursuant of 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K
           -------------------

           A Form 8-K was filed August 22, 2003 reporting under Item 12 the Registrant's press release announcing financial results for the quarter ended June 29, 2003.

           A Form 8-K was filed October 14, 2003 reporting under Item 5 the Registrant's press release announcing a non-binding agreement in principle to be acquired.

           A Form 8-K was filed October 24, 2003 reporting under Item 5 an Agreement and Plan of Merger with Vision Technologies Kinetics, Inc.

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


Dated:  November 11, 2003